Form 10-K
period 1993-12-31
MOSINEE PAPER CORP
filed 1994-03-31
CIK 68412

FORM 10-K

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
- - ------------------------------------------------------------------
  (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1993

                             OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from __________ to __________

               Commission file number:  0-1732

                  MOSINEE PAPER CORPORATION
     (Exact name of registrant as specified in charter)

                                              WISCONSIN
    1244 KRONENWETTER DRIVE           (State of incorporation)
    MOSINEE, WISCONSIN 54455-9099            39-0486870
       (Address of principal              (I.R.S. Employer
         executive office)             Identification Number)

 Registrant's telephone number, including area code: 715-693-4470

 Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act:

                COMMON STOCK, $2.50 PAR VALUE
                    (Title of each class)
- - ------------------------------------------------------------------
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes   X       No
                         -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----
As of March 24, 1994, the aggregate market value of the common stock shares held by non-affiliates was approximately $217,172,000.

The number of common shares outstanding at March 2, 1994 was 7,148,443.

             DOCUMENTS INCORPORATED BY REFERENCE
Proxy statement dated March 23, 1994; Pages 2 to 14*  (Part III)
                 *To the extent noted herein

                      TABLE OF CONTENTS
                      -----------------


                                                              Page
                                                              ----


PART I

Item 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . .    1

Item 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . .    6

Item 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . .    8

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS. . . . . . . . . . . . . . . . . . . . . . .    8

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . .    9

Item 6.  SELECTED FINANCIAL DATA. . . . . . . . . . . . . . .   10

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION . . . . . . . . .   11

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . .   20

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . .   49

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. .  50

Item 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . .  50

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT. . . . . . . . . . . . . . . . . . . . . .  50

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . .  50

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .  51

                           PART I


ITEM 1. BUSINESS.

NATURE OF THE BUSINESS

Mosinee Paper Corporation was incorporated in Wisconsin in 1910. The company and its subsidiaries (collectively, the "company") operate in the pulp and paper industry. The company's Pulp and Paper Division ("Pulp and Paper") produces and sells specialty papers and its Mosinee Converted Products Division ("Converted Products") produces and sells wax laminated and converted papers. Bay West Paper Corporation ("Bay West") produces, converts and sells towel and tissue paper products and The Sorg Paper Company ("Sorg Paper"), produces and sells specialty papers. Additional wholly-owned subsidiaries are: Mosinee Paper International Inc., which administers export sales for the company and acts as a foreign sales corporation (FSC); and Mosinee Holdings, Inc., which operates a power plant in Middletown, Ohio to provide steam and electricity to Sorg Paper and Bay West's towel and tissue paper mill located there.

SEGMENT INFORMATION

The manufacture and sale of paper is the company's only line of business.

PRINCIPAL PRODUCTS AND SERVICES

The principal product groups of the company are specialty papers, laminated and converted papers and towel and tissue products.

     SPECIALTY PAPERS
     ----------------

Specialty paper products are produced and sold by Pulp and Paper and Sorg Paper. Principal products of Pulp and Paper include industrial crepe, masking, gumming, converting and wax laminating, foil laminating, flame resistant, interleaver, cable wrap, electrical insulation, pressure sensitive backing, toweling, water base and film coating and packaging papers. Sorg Paper produces decorative laminate, deep-color and facial tissue, filter, construction, parchtex, saturating, soapboard and soapwrap and latex label papers. All products of the company's specialty paper operations are sold to other manufactures or converters for further processing and ultimate sale to end users. These manufacturers and converters are in many industries including housing, steel, aluminum and other metal producers, automotive, consumer packaging, food processing, home appliance, consumer goods and printing.

     TOWEL AND TISSUE PRODUCTS
     -------------------------

The towel and tissue products produced and sold by Bay West are primarily for the commercial and institutional wash room products markets that include recreation, health care, food service, manufacturing, education, automotive and dairy. The products include roll and folded towels, tissue products, soaps, windshield towels, dairy towels, household roll towels and glass cleaner. Bay West products are sold through independent distributors to end users both domestically and internationally.

     CONVERTED PRODUCTS
     ------------------

Wax-laminated and converted papers produced by Converted Products include roll, ream and skid wrap paper, can body stock, impregnated paper and coated papers. These products are sold to manufacturers and converters in the paper, can and corrugated container industries.

EXPORT SALES

Mosinee Paper International, Inc. acts as a commissioned sales agent for the export sales of the company and has elected to be treated as a foreign sales corporation, or FSC, for federal income tax purposes. During 1993, export sales of the company's products amounted to nearly $19 million.

RAW MATERIALS

For paper making operations, fiber represents approximately half of the cost of paper. The company satisfies its fiber requirements using virgin fiber from pulpwood and chips, purchased bleached pulp and both pre- and post-consumer waste or recyclable papers. The types of paper being made and their intended uses determine the type or quality of the fiber used. During 1993, Pulp and Paper required 33,000 tons, or 27% of total fiber requirements, of bleached pulp which it purchased on the open market. The balance, representing unbleached pulp, was produced at its kraft pulp mill. Sorg Paper is a non-integrated paper manufacturer and must purchase all required fiber on the open market. During the year it purchased 29,000 tons of bleached pulp, or 97% of its fiber requirements. The balance of purchased fiber represented waste papers, generally pre-consumer, available from printers and other paper converters. Bay West produces all its fiber requirements from its deink and direct entry systems. The fiber source for these systems is low grade recyclable waste papers that were relatively inexpensive and abundant. Bay West consumed over 121,000 tons of pre- and post-consumer waste papers during the year.

Wood for Pulp and Paper's pulp mill is produced at its Mosinee Industrial Forest in northwestern Wisconsin and purchased from private landowners, public forests, and from other forest product manufacturers. During 1993, Pulp and Paper consumed 36,000 cords of pulpwood, or 24% of its total wood requirements, from its own forests. The balance was available on the open market. Toward the end of the year, increased demand for pulpwood and chips relative to supply began to increase prices. The availability of adequate pulpwood and chips is satisfactory, but higher prices are expected during 1994.

Converted Products utilizes linerboard and various waxes to produce its laminated papers. Linerboard is readily available from large paper mills, but experienced some price increase activity in late 1993 and early 1994.

All other chemicals, dyes and sundry raw materials have remained readily available with no anticipated shortages seen during 1994.

ENERGY

The company's paper mills require large amounts of steam and electricity for production. Both Pulp and Paper and the Sorg Paper/Bay West Middletown, Ohio complex have their own steam and electricity generating facilities. Additionally, Pulp and Paper operates a hydro-electric generating facility that produces a portion of its electricity requirements. Both facilities have the capability to purchase electricity from area utilities. The primary fuel used at the Middletown complex is coal while Pulp and Paper utilizes a mixture of coal, bark and sludge and also operates a recovery boiler that recovers inorganic chemicals from its pulping process.

PATENTS AND TRADEMARKS

The company obtains and files trademarks and patents as appropriate for newly developed products. The company does not own or hold material licenses, franchises or concessions.

SEASONAL NATURE OF BUSINESS

None of the products manufactured and sold by the company are seasonal in nature. Bay West unit shipments, however, are moderately higher during the summer and early fall months.

WORKING CAPITAL

As is customary in the paper industry, the company carries adequate amounts of raw materials and finished goods inventory to facilitate the manufacture and rapid delivery of paper products to its customers.

MAJOR CUSTOMERS

No single customer accounted for 10% or more of consolidated net sales during 1993.

BACKLOG

The sales backlog in dollars climbed to over $14 million, nearly double the level at 1992 year end. The backlog was nearly $11 million at specialty paper operations, and amounted to approximately twenty-eight days. Backlogs at converting facilities, where customer orders are serviced from inventories, generally represent orders being prepared for shipment. Backlogs at all operations existing at year end are expected to be shipped during 1994.

COMPETITIVE CONDITIONS

Competition in the paper industry in general has been strong as capacity in excess of demand for many grades of paper has heightened pricing pressure. The tissue portion of the industry has experienced the most severe competitive conditions during the last three years due primarily to added capacity.

Specialty paper operations at Sorg Paper and Pulp and Paper compete in many different niche markets. The highly technical nature of specialty paper limits competition since not all paper mills can produce the required papers. The competition is generally based more upon quality and service to the customer than price. However, as quality and service are improving at most paper manufacturers and becoming expected attributes of the product, price competition has begun to intensify among competitors in specialty grades. The less technical specialty grades of paper encounter more price competition since more paper mills have the capability to produce them. Additionally, as demand for commodity grade papers declines, producers of these commodity grades temporarily may venture into the less technical specialty grades to maintain production volumes, thereby increasing price competition.

Competition in the commercial and institutional tissue markets, which includes toweling, is among several large paper companies. Bay West, although growing, is one of the smaller competitors in this market. During the past three years capacity additions outpaced demand and resulted in severe pricing pressures as participants attempted to maintain sales volume. An improved economy and less announced capacity increases should provide modest reductions to the severe price competition among tissue producers during 1994.

Wax-laminated and converted products compete with several similar sized producers. Competition is primarily focused on price.
Additionally, wax-laminated roll wrap, for paper products sold in roll form by paper mills, competes with polywrap as an alternative roll wrap material.

RESEARCH AND DEVELOPMENT

The company is involved in research and development activities at all locations. Generally, research at specialty paper operations occurs in both the laboratory and actual paper machines in the form of trial runs. Research at converting facilities is limited to development, often in conjunction with suppliers, on new laminating compounds. Tissue operations perform trial run research in both deinking and paper production to improve product capability and quality. Additionally, research is conducted to improve existing, and develop the next generation, of product dispensers. The amounts spent on research activities are not material in relation to total operating expenses.

ENVIRONMENT

The paper industry is subject to stringent environmental laws and regulations which govern the discharge of materials into the air and ground and surface waters. Environmental regulations have become more restrictive in the past and additional changes can be anticipated in the future. The company is committed to full compliance with all rules designed to protect the environment and compliance with current rules is not expected to have a material adverse effect on the company's earnings or competitive position. There are no proposed regulatory changes of which the company is now aware which are expected to have a material effect on the business or financial condition of the company, but it can be anticipated that future environmental regulations will likely increase the company's capital expenditures and operating costs.

Additional information concerning the company's status as a potentially responsible party ("PRP") and other environmental matters can be found in the first two paragraphs of Note 12 of the Notes to Consolidated Financial Statements, page 41. As noted therein, the company is of the opinion that any costs associated with its status as a PRP will not have a material adverse effect on the business and financial condition of the company.

EMPLOYEES

The company had 1,298 employees at the end of 1993. Hourly employees at the company's paper making operations are covered under collective bargaining agreements. During 1993 negotiations were conducted which led to four year agreement at Sorg Paper. During 1994 the company will be negotiating with the Union Bargaining Committee at Bay West's Middletown, Ohio mill and it looks forward to similar results. The company considers its relationship with its employees to be excellent. Eligible employees participate in retirement plans and group life, disability and medical insurance programs.

EXECUTIVE OFFICERS OF THE COMPANY

The following information relates to Executive Officers of the Company as of March 23, 1994:

     SAN W. ORR, JR., 52
     -------------------
     Chairman of the Board since 1987
     Director since 1972
     Also Attorney, Estates of A.P. Woodson & Family and
     Chairman of the Board of Wausau Paper Mills
     Previously, Vice Chairman of the Board (1978-1987);

     RICHARD L. RADT, 62
     -------------------
     Vice Chairman of the Board since August, 1993
     Director since 1988
     Previously, President and Chief Executive Officer (1987-1993) and President and Chief Executive Officer of Wausau Paper
     Mills Company (1977-1987)

     DANIEL R. OLVEY, 45
     -------------------
     President and Chief Executive Officer since August, 1993, Director since August, 1993
     Previously, Executive Vice President and Chief Operating Officer (1992-1993), Group Vice President-Specialty Paper (1991-1992), Vice President-Finance; Secretary and Treasurer (1989-1991); Vice President Finance, Secretary and Treasurer, Wausau Paper Mills Company (1985-1989)

     GARY P. PETERSON, 45
     --------------------
     Sr. Vice President-Finance, Secretary and Treasurer since
     August, 1993
     Previously, Vice President-Finance (1991-1993); partner,
     Wipfli Ullrich Bertelson CPAs (1981-1991).

     STUART R. CARLSON, 47
     ---------------------
     Sr. Vice President-Administration since August, 1993
     Previously, Vice President-Human Resources (1991-1993);
     Director of Human Resources, Georgia Pacific, Inc.
     (1990-1991) and Corporate Director of Industrial Relations,
     Great Northern Nekoosa Corporation (1989-1990)




ITEM 2. PROPERTIES.

The company's corporate headquarters are located in Mosinee, Wisconsin. The building, which is owned by the company, was constructed in 1985, and consists of approximately 38,000 square feet. Executive officers and a corporate staff of approximately 17 persons who perform corporate accounting and financial, human resource and MIS services are located in the corporate headquarters

The following paragraphs provide information on the location and general character of the company's facilities, including their productive capacity and extent of utilization.

PULP AND PAPER

     LOCATION AND CAPACITY
     ---------------------

     Mosinee, WI
     Number of employees: 537
                    Practical             1993           Operating
     Product     Capacity* (tons)     Actual (tons)        Rate
     -------     ----------------     -------------      ---------
     Paper           109,000             99,000             91%
     Pulp             88,000             87,000             99%

SORG PAPER

     LOCATION AND CAPACITY
     ---------------------

     Middletown, OH
     Number of employees: 200
                    Practical             1993           Operating
     Product     Capacity* (tons)     Actual (tons)        Rate
     -------     ----------------     -------------      ---------
     Paper            32,000             30,300             95%

BAY WEST

     LOCATION AND CAPACITY
     ---------------------

     Towel and Tissue Paper Mill
     Middletown, OH
     Number of employees: 172
                    Practical             1993           Operating
     Product     Capacity* (tons)     Actual (tons)        Rate
     -------     ----------------     -------------      ---------
     Towel            60,000             50,000             83%
     Tissue           30,000             26,000             87%
     Deink Pulp      100,000             80,000             80%

     LOCATION AND CAPACITY
     ---------------------

     Harrodsburg, KY
     Number of employees: 293
                    Practical             1993           Operating
     Product     Capacity* (tons)     Actual (tons)        Rate
     -------     ----------------     -------------      ---------
     Converted
     Towel & Tissue  104,000             62,000             60%

CONVERTED PRODUCTS

     LOCATION AND CAPACITY
     ---------------------

     Columbus, WI
     Number of employees: 52

     Jackson, MS
     Number of employees: 20
                    Practical             1993           Operating
     Product     Capacity* (tons)     Actual (tons)        Rate
     -------     ----------------     -------------      ---------
     Laminated
     Papers          114,000             40,000             35%

MOSINEE INDUSTRIAL FOREST

     LOCATION AND CAPACITY
     ---------------------

     Solon Springs, WI
     1993 production: 41,638 cords
     1993 acreage: 88,700 acres

          *"Practical capacity" is the amount of product a mill can produce with existing equipment and workforce and usually approximates maximum, or theoretical, capacity. At the company's converting operations it reflects the approximate maximum amount of product that can be made on existing equipment, but would require additional days and/or shifts of operation to achieve.

ITEM 3. LEGAL PROCEEDINGS.

Legal proceedings are described in the first two paragraphs of
Note 12 of the Notes to Consolidated Financial Statements, page
41.




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders in the fourth quarter.




                           PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

     The company's common stock is traded on the Nasdaq National Market under the symbol MOSI. The number of shareholders of record as of March 2, 1994 was 1,925. In addition, the company has received identification of 1,319 non-objecting beneficial owners who own stock in "street name" or who are institutional owners. The company also believes that it has approximately 1,273 beneficial owners who either did not reply or who object to being disclosed. The total estimated number of shareholders as of March 25, 1994 is 4,517. Information related to high and low closing prices and dividends is set forth in Note 16 of Notes to Consolidated Financial Statements, page 44. A description of certain dividend restrictions under the company's credit agreement is set forth in Note 7 of the Notes to Consolidated Financial Statements, page 34.

ITEM 6. SELECTED FINANCIAL DATA.

($ thousands except share data)

                               1993       1992       1991       1990        1989
                               ----       ----       ----       ----        ----
Net Sales                    $244,821   $225,512   $197,424   $210,382    $233,114
Cost of sales(5)              201,317    195,034    166,312    167,303     192,944
Gross profit(5)                43,504     30,478     31,112     43,079      40,170
Operating expenses(1)(5)       25,147     23,287     26,819     23,853      35,896
Income from operations(1)      18,357      7,191      4,293     19,226       4,274
Interest expense                5,667      7,685      2,215          1         243
Other income (expense)(4)       4,697        553        (59)       399         147
Income before income taxes     17,387         59      2,019     19,624       4,178
Income taxes(2)                 7,750         22      1,117      7,654      (2,473)
Net income (loss)(2)(3)         9,637     (8,500)       902     11,970       6,651

Net cash provided by
  operating activities         26,936     16,201      9,722     15,405      21,172
Working capital                21,295     13,413     15,967     24,342      15,859
Capital additions              12,663     14,314    113,546     25,876      12,586
Depreciation, amortization
  and depletion                15,017     15,839     10,859      8,661       9,738
Total assets                  252,061    247,702    249,485    151,506     127,497
Long-term debt                 96,260    100,000    110,085     13,847       1,020
Stockholders' equity           79,133     72,070     80,942     81,692      72,143
Total capitalization          175,393    172,070    191,027     95,539      73,163

Common stock:
  Net income (loss) per
    share(2)(3)                  1.34      (1.21)       .12       1.70         .92
  Book value per share          11.07      10.08      11.45      11.65       10.25
  Dividends declared
    per share                     .36        .36        .36        .32         .28
  Weighted average shares
    outstanding             7,148,443  7,109,325  7,050,598  7,017,839   7,178,001
  Number of stockholders
    at year-end                 4,488      4,804      4,520      4,824       5,368

(1) Includes restructuring and relocation expenses of $1.4 million in 1991 and $16.7 million in 1989.
(2) 1989 reflects the cumulative effect of a change in accounting principle of $5 million of income for the adoption of SFAS No. 96.
(3) 1992 reflects the cumulative effect of a change in accounting principle of $8.5 million expense for the adoption of SFAS No. 106.
(4) 1993 other income reflects $5.5 million for a patent infringement suit award.
(5) All years presented have been reclassified to conform to the 1993 presentation by decreasing cost of sales and increasing operating expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.

OPERATIONS REVIEW

     Net Sales
     ---------
- - ------------------------------------------------------------------
     ($ thousands)                 1993       1992       1991
     -------------                 ----       ----       ----
Net sales                        $244,821   $225,512   $197,424

Percent increase                    9%         14%         -

- - ------------------------------------------------------------------

Sales increased $19 million, or 9%, over the prior year. All business units experienced increased volume of products sold. In the aggregate, tons sold increased to 238,000 tons, over 10% or 22,000 tons, over the prior year. The increased volume was relatively evenly spread between specialty paper and converted products. The largest gain, in tons sold, was registered at Bay West, accounting for 41% of the total increase. Export sales also experienced an increase to nearly $19 million and now account for nearly 8% of total net sales. Increased exports of Bay West towel and tissue products more than offset declines in exported specialty papers.

While sales volume improved, strong price competition in all areas of the paper industry led to reduced selling prices. Excess capacity in the paper industry offset much of the potential gain from the general economic recovery that has progressed throughout the year. Besides unfavorably affecting pricing, some product mix deterioration resulted as less than optimal grades of paper were produced to maintain operating volumes. During the year, some tissue selling price relief was realized. With less new capacity being announced than has been the case over the past several years, some additional price strengthening may occur in 1994. In summary, strong volume increases added nearly $33 million in sales which was partially offset by unfavorable pricing effects of over $9 million and less optimal product mix of over $4 million.

Sales increased in 1992 primarily due to volume which rose 32,000 tons over the prior year. Bay West, which led the increase in total volume, accounted for 42% of the change followed by Converted Products with a 39% share of the increase. These operations were the focus of the 1990-1991 expansion program. Specialty paper operations added 19% of the increase over the prior year. The strong growth in volume at Bay West resulted from expanding distribution nationally and gaining penetration in international areas. Pricing for all operations was difficult during the year reflecting the general economic slowness that persisted throughout the year. Highly competitive pricing continued during the year in the tissue area of our business as it had during 1991. Capacity increases in excess of existing demand caused serious price discounting among all tissue producers.

Strong volume increases added approximately $36 million in sales and was partially offset by unfavorable pricing effects of over $8 million.

During 1991, sales declined $13 million, or 6%, from the prior year through lowered volume and reduced selling prices. Bay West increased sales 11% on higher volume as distribution efforts were increased in anticipation of the expansion underway. Pricing was exceptionally competitive during the year in the tissue markets.

     GROSS PROFIT ON SALES
     ---------------------
- - ------------------------------------------------------------------
        ($ thousands)            1993      1992      1991
        -------------            ----      ----      ----
Gross profit on sales          $43,504   $30,478   $31,112
Percent increase/(decrease)       43%      (2%)       -
Gross profit margin               18%       14%       16%
- - ------------------------------------------------------------------

Gross profit of nearly $44 million rose 43% over the more than $30 million reported last year. Gross profit margin improved to 18% from the year earlier level of 14%. The improvement in gross profit principally resulted from productivity improvements and cost reductions at the Bay West towel and tissue mill during the year. Production at this facility in 1992 was adversely affected by equipment downtime and a prolonged learning curve. In 1993, production at the Bay West mill increased 29%, or 17 thousand tons, helping to absorb fixed production costs. Gross profit also increased at all other operating units during the year. Strong volume increases combined with aggressive cost reduction programs offset lower selling prices at all units. Raw material prices, which remained stable during most of the year, also contributed to the improvement. There was some raw material price increase activity, primarily in purchased pulps and pulpwood, toward the end of the year. Gross profit for 1992 and 1991 has been restated for reclassification of certain expenses from cost of sales to selling and administrative expenses in the amounts of $2.4 million and $2.2 million, respectively, to place those years on a basis comparable to 1993.

Fiber represents approximately half of the cost of paper. The company satisfies its fiber requirements using virgin fiber from pulpwood and chips, purchased bleached pulp and both pre- and post-consumer waste or recyclable papers. The types of paper being made and their intended uses determine the type or quality of the fiber used. During the year the Pulp and Paper Division required 33,000 tons of bleached pulp, or 27% of fiber needs, which were purchased on the open market. The balance, representing unbleached pulp, was produced at its kraft pulp mill. The pulpwood used to produce pulp consumed 36,000 cords from Mosinee's Industrial Forest, or 24% of wood requirements. The balance was available from the open market. Sorg Paper is a non-integrated paper manufacturer and must purchase all required fiber on the open market. During the year it purchased 29,000 tons of virgin fiber, or 97% of its total fiber requirements. The balance of purchased fiber represented waste papers, generally pre-consumer wastes from printers or paper converters. Bay West's towel and tissue mill produces all its pulp requirements from its deink or direct entry systems. The fiber requirements for these systems is low grade recyclable waste papers that were relatively inexpensive and abundant. Bay West consumed over 121,000 tons of waste paper during the year.

During 1992, gross profit of $30 million declined slightly from the $31 million reported in the prior year and gross profit margin declined to 14% from the 1991 level of 16%. Gross profit margins declined at all operating units. The unfavorable gross profit and gross profit margin comparisons primarily resulted from weak selling prices. The Bay West towel and tissue mill experienced excessive operating costs during its first year of operation resulting from insufficient production and high broke, or "scrap", generation levels. Higher deink pulp cost from low yields and high raw material cost also unfavorably affected gross profit.

Gross profit at specialty paper operations remained nearly constant as additional sales volume, a better product mix, higher efficiencies and cost reduction programs offset temporary pulp price increases and lower selling prices. Strong volume gains at Converted Products Division similarly offset lower selling prices and higher start-up related manufacturing cost. Bay West's converting and distribution facility in Harrodsburg, Kentucky made significant improvements in operating efficiencies during 1992, meeting and at times exceeding planned levels for this period. However, the depressed tissue market prices offset the favorable effects of this improvement.

During 1991, gross profit of $31 million declined from $43 million reported the year before. Gross profit margin dropped to 16% from the prior year level of 20%. All operating units had lower gross profit except Sorg Paper which benefited from lower purchased pulp prices, aggressive cost management and production improvements. 1991 was a year of expansion. The relocation of Bay West and employing a new workforce resulted in lower productivity that gradually improved during the year. Bay West's paper mill in Ohio experienced high operating cost and low productivity as the workforce started up the newly constructed paper machines and deink pulp facilities. Additionally, low yields and higher cost waste papers needed to insure adequate deink pulp during start up further reduced gross profit. A decline in purchased pulp prices during the year provided some benefit to specialty paper operations. General economic conditions adversely affected profitability through reduced volumes and lower selling prices.

     OPERATING EXPENSES
     ------------------
- - ------------------------------------------------------------------
        ($ thousands)            1993        1992       1991
        -------------            ----        ----       ----
Selling and advertising          $9,221     $10,052     $8,622
Percent increase/(decrease)       (8%)        17%          -
Administrative                   15,926      13,235     16,781
Percent increase/(decrease)       20%        (21%)         -
Operating expenses before
  restructuring                  25,147      23,287     25,403
Percent increase/(decrease)        8%         (8%)         -
As a percent of net sales         10%         10%         13%
Restructuring costs                -           -         1,416
Total operating expenses         25,147      23,287     26,819
As a percent of net sales         10%         10%         14%
- - ------------------------------------------------------------------

Operating expenses increased nearly $2 million, or 8%, from the prior year level of $23 million. As a percent of net sales, operating expenses remained at 10% reflecting the higher dollar amount of sales.

Selling and advertising expenses declined nearly $1 million from the prior year. Lower promotion and advertising programs at Bay West and Sorg Paper accounted for the improvement. Major programs were launched in 1992 to increase sales volumes for the expansion of Bay West and help overcome the difficult economic conditions, both domestic and international, to gain additional market penetration and absorb added capacity. The benefits from these reductions were partially offset by nominal inflation cost increases, primarily in salaries and related benefits at all operating units.

The nearly $3 million increase in administrative expenses during the year is generally attributable to Stock Appreciation Rights Plans (SAR) further described in Note 11 to the financial statements. The SAR programs resulted in a charge, determined by the market price of the company's stock, of nearly $2 million due to a 22% increase in the stock price over the year compared to a $1 million credit to expense last year when the company's stock price had fallen at year end. This change in stock prices accounts for most of 1993's increase over the prior year. Cost reduction programs helped to offset modest inflationary increases in salary and benefit expenses incurred at all operating units.

During 1991, operating expenses before restructuring increased nearly $2 million, or 6% over the prior year, and as a percent of net sales increased to 13%. Selling expenses increased as marketing and sales staffs were expanded to facilitate growth plans. Administrative expense increased due to over $2 million in charges for SAR programs and a continuation for part of the year of duplicate staffs involved in the relocation of Bay West to Kentucky and establishment of administrative staff at their towel and tissue mill in Ohio. Lowered incentive compensation and Thrift Plan (401-k) contributions and other cost reductions partially offset some of these increases.

     INCOME FROM OPERATIONS
     ----------------------
- - ------------------------------------------------------------------
          ($ thousands)           1993      1992      1991
          -------------           ----      ----      ----
Income from operations before
  restructuring                 $18,357    $7,191    $5,709
Percent increase                  155%       26%          -
Restructuring costs                   -         -     1,416
Income from operations after
  restructuring                  18,357     7,191     4,293
Percent increase                  155%       68%          -
- - ------------------------------------------------------------------

Income from operations reached over $18 million, climbing 155% over the prior year and near the record $19 million reported in 1990. As a percent of sales, income from operations improved to over 7% during the year. Selling prices for paper, particularly in the tissue market, remained below the prior year which had also been adversely affected by depressed prices. Lowered operating costs and higher sales volumes at all facilities, especially the Bay West towel and tissue mill during the year, more than offset the lower selling prices and resulted in the strong improvement.

During 1992, high operating costs at the Bay West towel and tissue mill along with the depressed tissue selling prices offset progress at other facilities and accounted for the modest improvement over 1991.

In 1991, income from operations before restructuring of nearly $6 million resulted from lower sales volumes and selling prices due in large part to the adverse economic conditions which persisted all year. Higher operating costs associated with the expansion at most operating units and high SAR program costs contributed to the decline in profitability. Additionally, a charge of $1.4 million for restructuring expense further lowered income from operations.

     OTHER INCOME AND EXPENSES
     -------------------------
- - ------------------------------------------------------------------
          ($ thousands)               1993     1992    1991
          -------------               ----     ----    ----
Interest income                        $17     $146     $43
Percent increase/(decrease)          (88%)     240%       -
Interest expense                     5,667    7,685   2,215
Percent increase/(decrease)          (26%)     247%       -
Patent infringement award            5,529        -       -
- - ------------------------------------------------------------------

Interest income was received on a state income tax refund from prior periods and a minimal amount from over-night investments of excess cash. Interest expense on commercial paper and other long-term debt totaled nearly $6 million this year compared to $8 million incurred in 1992 before immaterial amounts of capitalized interest were deducted in both years. During 1991, interest expense of $4 million on short-term debt, commercial paper and long-term bank notes was reduced by $2 million as interest was capitalized as part of the cost of assets acquired. Average debt level for 1993 of $99 million compared favorably to $111 million during the prior year. This reduction, combined with lower interest rate protection fees, accounted for the $2 million decrease in interest expense. Near the end of 1993, the company's interest rate protection agreement expired, and under existing interest rates in effect at year-end 1993, will result in lower interest expense.

In early 1993, the U.S. Court of Appeals for the Federal Circuit upheld the District Court judgement awarded the company. The District Court found that James River Corporation had infringed upon certain washroom towel cabinet roll transfer mechanisms patented by Bay West Paper Corporation, a subsidiary of the company. The company received $5.5 million, including interest, which is included in income before taxes.

     INCOME TAXES
     ------------
- - ------------------------------------------------------------------
        ($ thousands)            1993     1992       1991
        -------------            ----     ----       ----
Income tax provision            $7,750      $22     $1,117
Percent increase/(decrease)       N/A     (98%)          -
Effective tax rate               44.6%    37.3%      55.3%
- - ------------------------------------------------------------------

The income tax provision varies with reported income, tax credits and federal, state and local tax rates. The 1993 provision for income taxes increased due to the substantial improvement in earnings and increased federal tax rates. The tax provision of nearly $8 million in 1993 results in an effective tax rate of 44.6%. This rate reflects the enactment of Revenue Reconciliation Act of 1993, which increased the marginal corporate tax rate, requiring a charge to earnings of nearly $1 million to recognize the adjustment of current and deferred taxes.

During 1992, the effective tax rate of 37.3% more closely reflected the statutory rates in effect for the year. Also, in 1992, the adoption of the Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes, allowed the recognition of deferred tax assets, subject to a valuation allowance, for the tax benefit of state income tax loss carryforwards. The ability to recognize a portion of this asset minimizes the impact of the company not being able to offset consolidated income with subsidiary losses.

In 1991, under previous accounting guidelines, the inability to recognize deferred tax assets for state losses of subsidiaries increased the effective tax rate to 55.3%, substantially higher than the statutory rates in effect.

     NET INCOME
     ----------
- - ------------------------------------------------------------------
        ($ thousands)           1993         1992        1991
        -------------           ----         ----        ----
Net income/(loss)              $9,637      $(8,500)      $902
Percent increase                 N/A          N/A          -
Net income/(loss) per share      1.34        (1.21)      0.12
Percent increase                 N/A          N/A          -
- - ------------------------------------------------------------------

Reflecting the above, net income for 1993 climbed to nearly $10 million, or $1.34 per share, over the prior year's loss of $8.5 million, or $1.21 loss per share.

Net income for 1992 was adversely affected by the adoption of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions. This adoption required the company to charge income with the cost of such benefits earned through December 31, 1991 by current employees and retirees. The charge to record the entire liability at January 1, 1992 was $13.3 million which generated a deferred tax benefit of $4.8 million resulting in a net cumulative effect of $8.5 million, or $1.20 per share.

The decline in net income reported in 1991 reflected general economic conditions and high one-time operating expenses as projects in the expansion plan were constructed, relocated and started up.

Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits, requires that employers accrue a liability for compensation for future absences of former or inactive employees and their beneficiaries and covered dependents. SFAS No. 112 will be adopted as of January 1, 1994, the required adoption date, by recognizing a cumulative effect expense in the range of $700,000 - $900,000, net of income taxes. The company does not anticipate routine accrual expenses, but, will record expenses in accordance with SFAS No. 112 when events occur that require such accrual.

LIQUIDITY AND CAPITAL RESOURCES

     CASH PROVIDED BY OPERATING ACTIVITIES AND WORKING CAPITAL
     ---------------------------------------------------------
- - ------------------------------------------------------------------
        ($ thousands)           1993       1992      1991
        -------------           ----       ----      ----
Cash provided by operating
  activities                  $26,936    $16,201    $9,722
Percent increase                 66%       67%         -
Working capital                21,295     13,413    15,967
Percent increase/(decrease)      59%      (16%)        -
Current ratio                   1.6:1     1.3:1      1.5:1
- - ------------------------------------------------------------------

Net cash provided by operating activities increased to nearly $27 million, the highest recorded by the company, or 66% over the $16 million provided in 1992. Improved sales of $19 million combined with improved productivity and cost reduction efforts led to an improved gross profit margin of $13 million providing additional cash from operations that was partially offset by less than $2 million increase in accounts receivable. The company also received over $5 million from a patent infringement suit award which nearly offset the $6 million paid to banks for interest on outstanding debt. Payments of $4 million for income taxes were offset by $2 million in tax refunds in contrast to $4 million in tax refunds received in 1992.

Gross trade receivables of the company increased slightly over $2 million, or 12% over the prior year. Accounts receivable allowances increased by $0.5 million in 1993 as a result of increases in price related credits offset by a reduction in doubtful accounts.

The company invested $12 million, near the planned level, in plant and equipment additions in 1993. This level of capital spending, limited to replacement of equipment required in normal operations, allowed for sufficient cash to reduce the outstanding debt incurred during the past two years for capital asset expansions.

Through improved cash from operations, cost reduction programs and reduced capital spending, the company was able to repay $12 million of outstanding debt this year and return nearly $3 million in cash dividends to shareholders.

The effect of all operating, investing and financing activities for 1993 was to increase cash and cash equivalents by $0.7 million to $1.5 million by the end of the year.

Working capital increased 59% to $21 million from the $13 million reported last year, mainly due to the reduction of $8 million in short-term debt. Increases in current assets such as receivables and inventories resulting from increases in sales volumes and manufacturing volumes were partially offset by increases in accounts payable and other liabilities. The current ratio, current assets divided by current liabilities, increased to 1.6:1 from the 1.3:1 reported last year.

     DEBT AND EQUITY
     ---------------
- - ------------------------------------------------------------------
        ($ thousands)         1993        1992        1991
        -------------         ----        ----        ----
Long-term debt              $ 96,260    $100,000    $110,085
Stockholders' equity          79,133      72,020      80,942
Total capitalization         175,393     172,020     191,027
Debt/capitalization ratio      55%         58%         58%
- - ------------------------------------------------------------------

While the company's financing arrangements do not require scheduled repayments of its long-term debt, the company repaid $4 million of long-term debt and all of the $8 million in short-term debt outstanding at the beginning of the year. The reduction in long-term debt to $96 million improved upon planned debt reduction by nearly $1 million. Improved efficiencies at Bay West's towel and tissue mill and the receipt of the patent infringement award were the main reasons for generating sufficient cash flows from operations to repay the debt. The ratio of long-term debt to total capitalization of 55% improved from the prior year reflecting an increase in stockholders' equity due to stronger earnings and a lower level of debt.

Early in the year the company refinanced its existing debt by entering into a $130 million unsecured five-year credit facility. By year-end, management's confidence in future cash generation allowed this credit facility to be reduced by $20 million to $110 million. The company currently utilizes $50 million of this credit agreement to support its participation in the commercial paper markets. At year-end, approximately $44 million of commercial paper was outstanding and classified as long-term debt. Management believes that with prior years' major expansions running close to designed levels and proper staffing now in place, a continuing upward economic trend that allows for selling price improvements will result in cash flow from operations which will adequately service existing debt and allow for planned capital expenditures for property and equipment of $22 million next year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management's Responsibility For Financial Reporting. . . . . . .20

Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . .21

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . .23

Consolidated Statements of Stockholders' Equity. . . . . . . . .24

Consolidated Statements of Income. . . . . . . . . . . . . . . .25

Consolidated Statements of Cash Flows. . . . . . . . . . . . . .26

Notes to Consolidated Financial Statements . . . . . . . . . . .27

Schedules. . . . . . . . . . . . . . . . . . . . . . . . . . . .45

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Mosinee Paper Corporation is responsible for the integrity and objectivity of the consolidated financial statements. Such financial statements were prepared in conformity with generally accepted accounting principles applied on a consistent basis throughout the periods. Some of the amounts included in these financial statements are estimates based upon management's best judgement of current conditions and circumstances. Management is also responsible for preparing other financial information included in this annual report.

The company's management depends on the company's system of internal accounting controls to assure itself of the reliability of the financial statements. The internal control system is designed to provide reasonable assurance, at appropriate cost, that assets are safeguarded and transactions are executed in accordance with management's authorizations and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. Periodic reviews of internal controls are made by management and the internal audit function and corrective action is taken if needed.

The Audit Committee of the Board of Directors, consisting of outside directors, provides oversight of financial reporting. The company's internal audit function and independent public accountants meet with the Audit Committee to discuss financial reporting and internal control issues and have full and free access to the Audit Committee.

The consolidated financial statements have been audited by the company's independent auditors and their report is presented below. The independent auditors are approved each year at the annual shareholders' meeting based on a recommendation by the Audit Committee and the Board of Directors.

     DANIEL R. OLVEY          GARY P. PETERSON
     President and            Sr. Vice President - Finance
     Chief Executive Officer  and Secretary and Treasurer

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Mosinee Paper Corporation
Mosinee, Wisconsin

We have audited the accompanying consolidated balance sheets of MOSINEE PAPER CORPORATION and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of stockholders' equity, income and cash flows for each of the three years in the period ended December 31, 1993 and the supporting schedules appearing on pages 45-49. These consolidated financial statements and supporting schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and supporting schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and supporting schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and supporting schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOSINEE PAPER CORPORATION and subsidiaries at December 31, 1993 and 1992, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1993, and the supporting schedules appearing on pages 45-49 present fairly the information required to be set forth therein, all in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the company changed its methods of accounting for postretirement benefits other than pensions and income taxes in 1992.

We hereby consent to the incorporation by reference of this report in the Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Mosinee Paper Corporation on April 19, 1991.


                              WIPFLI ULLRICH BERTELSON
February 2, 1994              Wipfli Ullrich Bertelson
Wausau, Wisconsin             Certified Public Accountants

         MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
    ($ thousands)                                   As of
                                                 December 31,
ASSETS                                         1993       1992
                                               ----       ----
Current assets:
  Cash and cash equivalents                 $  1,521   $    841
  Receivables, net                            21,461     19,843
  Refundable income taxes                       --        2,005
  Inventories                                 30,456     28,628
  Deferred income taxes                        3,541      1,759
  Other current assets                           728        583
                                             -------    -------
     Total current assets                     57,707     53,659
Property, plant and equipment, net           188,254    189,726
Other assets                                   6,100      4,317
                                             -------    -------
TOTAL ASSETS                                $252,061   $247,702
                                            ========   ========

LIABILITIES

Current Liabilities:
  Current maturities of long-term debt      $  --      $    105
  Short-term debt                              --         8,064
  Accounts payable                            17,481     16,997
  Accrued and other liabilities               18,506     14,963
  Accrued income taxes                           425        117
                                             -------    -------
     Total current liabilities                36,412     40,246

Long-term debt                                96,260    100,000
Deferred income taxes                         18,081     13,101
Postretirement benefits                       13,959     14,242
Other noncurrent liabilities                   6,961      6,788
                                             -------    -------
     Total liabilities                       171,673    174,377
                                             -------    -------

Commitments and contingencies                  --        --
Preferred stock of subsidiary                  1,255      1,255
                                             -------    -------

STOCKHOLDERS' EQUITY

Preferred stock - $1 par value, authorized
1,000,000 shares, none issued

Common stock - $2.50 par value
     - 15,000,000 shares authorized
     - 10,393,823 shares issued               25,984     25,984
Additional paid-in capital                    13,851     13,851
Retained earnings                             56,986     49,923
                                             -------    -------
     Subtotals                                96,821     89,758
Treasury stock at cost                       (17,688)   (17,688)
                                             -------    -------
     Total stockholders' equity               79,133     72,070
                                             -------    -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $252,061   $247,702
                                            ========   ========

See accompanying notes to consolidated financial statements

         MOSINEE PAPER CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Common               Additional                                         Total
($ thousands except share   Stock-Shares   Common    Paid-in   Retained       Treasury Stock       Stockholders'
data)                        Outstanding   Stock     Capital   Earnings     Shares      Amount        Equity
                            -----------    ------   ---------- --------     ------------------     -------------
Balances December 31, 1990     7,015,328   $25,849   $11,331    $62,631   (3,324,480)   ($18,119)   $81,692

  Net income, 1991                                                  902                                 902
  Cash dividends declared on
   Mosinee common stock                                          (2,543)                             (2,543)
  Redeem Mosinee common
   script shares                      15
  Issue Mosinee common
   stock                          54,000       135       756                                            891
                               ---------   -------   -------    -------   ----------    -------     -------

Balances December 31, 1991     7,069,343    25,984    12,087     60,990   (3,324,480)   (18,119)    (80,942)

  Net loss, 1992                                                 (8,500)                             (8,500)
  Cash dividends declared on
   Mosinee common stock                                          (2,567)                             (2,567)
  Sale of treasury stock          79,100               1,764                  79,100        431       2,195
                               ---------   -------   -------    -------   ----------    -------     -------

Balances December 31, 1992     7,148,443    25,984    13,851     49,923   (3,245,380)   (17,688)     72,070

  Net income, 1993                                                9,637                               9,637
  Cash dividends declared on
   Mosinee common stock                                          (2,574)                             (2,574)
                               ---------   -------   -------     ------   ----------    -------      ------

Balances December 31, 1993     7,148,443   $25,984   $13,851    $56,986   (3,245,380)  ($17,688)    $79,133
                               =========   =======   =======    =======    =========    =======     =======

See accompanying notes to consolidated financial statements

         MOSINEE PAPER CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME
($ thousands except share                      For the Years
data)                                        Ended December 31,
                                       1993          1992           1991
                                       ----          ----           ----
Net sales                            $244,821      $225,512       $197,424
Cost of sales                         201,317       195,034        166,312
                                      -------       -------        -------

Gross profit on sales                  43,504        30,478         31,112
                                      -------       -------        -------

Operating expenses:
  Selling and advertising               9,221        10,052          8,622
  Administrative                       15,926        13,235         16,781
  Restructuring costs                    --            --            1,416
                                      -------       -------        -------

          Total operating expenses     25,147        23,287         26,819
                                      -------       -------        -------

Income from operations                 18,357         7,191          4,293
Other income (expense):
  Patent infringement award             5,529          --             --
  Interest income                          17           146            43
  Interest expense                     (5,667)       (7,685)       (2,215)
  Other                                  (849)          407          (102)
                                      -------       -------        ------
Income before income taxes and
  cumulative effect adjustment         17,387            59         2,019
Provision for income taxes              7,750            22         1,117
                                      -------       -------        ------
Income before cumulative effect
  of changes in accounting
  principles                            9,637            37           902
Cumulative effect of changes in
  accounting principles (net of
  income taxes)                          --          (8,537)         --
                                      -------       -------        ------

Net income (loss)                    $  9,637       ($8,500)     $    902
                                     ========       =======      ========

Income (loss) per share
  before cumulative effect of
  changes in accounting principles   $   1.34       ($ 0.01)     $   0.12
Cumulative effect of changes in
  accounting principles
  (net of income taxes)                  --         (  1.20)         --
                                     --------       --------     --------

Net income (loss) per share          $   1.34       ($ 1.21)     $   0.12
                                     ========       ========     ========

Weighted average common
  shares outstanding                7,148,443      7,109,325    7,050,598
                                    =========      =========    =========

See accompanying notes to consolidated financial statements

               MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          For the Years
                                                        Ended December 31,
     ($ thousands)                                1993          1992          1991
Cash flows from operating activities:
  Net income (loss)                             $ 9,637      ($ 8,500)      $   902
  Provision for depreciation, depletion
    and amortization                             15,017        15,839        10,859
  Provision for postretirement benefits
    other than pensions                           1,550        14,762          --
  Recognition of deferred revenue                   (40)          (40)          (22)
  Provision for losses on accounts receivable       440           247            90
  Gain on property, plant and equipment
    disposals                                       (28)         (558)           (6)
  Deferred income taxes                           3,198        (3,312)        4,087
  Changes in operating assets and liabilities:
    Accounts receivable                          (2,058)       (3,238)         (938)
    Refundable income taxes                       2,005         2,744        (4,749)
    Inventories                                  (1,828)       (3,919)        5,766
    Other assets                                 (2,977)       (2,032)       (1,164)
    Accounts payable and other liabilities        1,712         4,091        (4,921)
    Accrued income taxes                            308           117          (182)
                                                -------       -------       -------
Net cash provided by operating activities        26,936        16,201         9,722
                                                -------       -------       -------

Cash flows from investing activities:
  Capital expenditures                          (11,963)      (21,508)     (105,458)
  Proceeds from property, plant and
   equipment disposals                              190         5,957           140
                                                 ------        ------       -------
Net cash used in investing activities           (11,773)      (15,551)     (105,318)
                                                 ------        ------       -------

Cash flows from financing activities:

  Borrowings (payments) under credit agreements (11,804)       (1,116)       95,585
  Repayment of long-term debt                      (105)         (148)         (746)
  Dividends paid                                 (2,574)       (2,559)       (2,468)
  Proceeds from issuance of company stock           --          2,195           891
                                                 ------         -----        ------
Net cash provided by (used in)
  financing activities                          (14,483)       (1,628)       93,262
                                                 ======         =====        ======

Net increase (decrease) in cash and
  cash equivalents                                  680          (978)       (2,334)
Cash and cash equivalents at beginning of year      841         1,819         4,153
                                                 ------         -----         -----
Cash and cash equivalents at end of year        $ 1,521       $   841       $ 1,819
                                                =======       =======       =======

Supplemental Cash Flow Information:
  Interest paid - net of amount capitalized     $ 5,806       $ 7,774       $ 1,707
  Income taxes paid (refunded)                    2,239        (4,277)        1,961

See accompanying notes to consolidated financial statements

MOSINEE PAPER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation - The consolidated financial statements include the accounts of Mosinee Paper Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents - The company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Inventories - Substantially all inventories are stated at the lower of cost, determined on the last-in, first-out method (LIFO), or market. Inventories not on the LIFO method, primarily supply items, are stated at cost (principally average cost) or market, whichever is lower. Allocation of the LIFO reserve among the components of inventories is impractical.

Property, Plant and Equipment - Depreciable property is stated at cost less accumulated depreciation. Land, water power rights, and construction in progress are stated at cost and timberlands are stated at net depleted value. Facilities financed by leases, which are essentially equivalent to installment purchases, are recorded as assets and the related obligation as a long-term liability.

When property units are retired, or otherwise disposed of, the applicable cost and accumulated depreciation thereon are removed from the accounts. The resulting gain or loss, if any, is reflected in income.

Depreciation is computed on the straight-line method for financial statement purposes over 20 to 45 years for buildings and 3 to 20 years for machinery and equipment. Depletion on timberlands is computed on the unit-of-production method. Depreciation expense includes amortization on capitalized leases. Maintenance and repair costs are charged to expense when incurred. Improvements which extend the useful lives of the assets are added to the plant and equipment accounts.

Revenue Recognition - Revenue is recognized upon shipment of goods and transfer of title to the customer. Concentrations of credit risk with respect to trade accounts receivable are generally diversified due to the large number of entities comprising the company's customer base and their dispersion across many different industries and geographies.

Taxes - Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense is the result of changes in the deferred tax asset and liability. The principal sources giving rise to such differences are identified in Note 10. See Note 3 for change in accounting policy for 1992.

Per Share Data - Income per share is computed by dividing net income less Sorg Paper preferred stock dividends by the weighted average number of shares of common stock outstanding.

Statements of Cash Flows - The 1993 statement of cash flows is prepared using the indirect method of presentation. Prior years' statements of cash flows, which had been presented using the direct method, have been reclassified to conform with the indirect method.

Reclassifications - The 1992 and 1991 income statements have been reclassified to conform to the 1993 presentation by decreasing cost of sales and increasing selling and administrative expenses, $2,356,000 for 1992 and $2,244,000 for 1991.

2 - SEGMENT INFORMATION

The company operates predominantly in the paper and allied products industry. The company formed Mosinee Paper International, Inc., a wholly-owned subsidiary located and domiciled in the U.S.
Virgin Islands, to administer the export sales made by the company.

3 - CHANGES IN ACCOUNTING POLICIES

During 1992, the company adopted the provisions of Statements of Financial Accounting Standards (SFAS) No. 106 "Employers'
Accounting for Postretirement Benefits Other than Pensions" and
SFAS No. 109 "Accounting for Income Taxes."

In December 1992, the company adopted SFAS No. 106 which requires the estimated cost of retiree benefit payments, primarily health and life insurance, to be accrued during the employees' active service period. Previously, the cost of these benefits was expensed as incurred. The company elected to immediately recognize the accumulated liability as of January 1, 1992, which resulted in a one-time non-cash charge against earnings of $13,287,000 before taxes and $8,537,000 after taxes, or $1.20 per share. The effect of this change on 1992 operating results was to recognize an additional pre-tax expense of $967,000 and after-tax expense of $585,000, or $.07 per share. Previously reported quarterly earnings for 1992, as presented in Note 15, have been restated for the effect of this change as if it had been adopted on January 1, 1992. Additional information on retirement benefits can be found in Note 6.

The company also adopted SFAS No. 109 during the first quarter of 1992. The cumulative effect of the accounting change at the time of adoption and the current year effect on net income was immaterial as the company had previously been on the liability method of accounting for deferred taxes.

4 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplemental information on certain balance sheet items consist of the following:
($ thousands)

                                                  December 31,
     Receivables                                1993       1992
                                                ----       ----
       Trade                                  $22,428    $20,107
       Other                                      612        742
                                              -------    -------
                                               23,040     20,849
       Less: Allowances                        (1,579)    (1,006)
                                               ------    -------
                                              $21,461    $19,843
                                              =======    =======
     Inventories
       Raw materials                          $12,794    $10,182
       Finished goods and work in
         process                               16,247     18,455
       Supplies                                 8,124      7,510
                                              -------    -------
                                               37,165     36,147
       Less: LIFO Reserve                      (6,709)    (7,519)
                                              -------    -------
                                              $30,456    $28,628
                                              =======    =======
     Property, plant and equipment
       Buildings                             $ 34,438   $ 30,994
       Machinery and equipment                275,389    269,325
                                              -------    -------
       Totals                                 309,827    300,319
       Less:  accumulated depreciation       (130,064)  (117,028)
                                             --------   --------
       Net depreciated value                  179,763    183,291
       Land                                     2,010      2,007
       Timber and timberlands, net of
         depletion                              2,793      2,752
       Water power rights                         129        129
       Construction in progress                 3,559      1,547
                                                -----      -----
                                             $188,254   $189,726
                                             ========   ========
     Accrued and other liabilities
       Payrolls                               $ 1,991    $ 1,123
       Vacation Pay                             3,834      3,741
       Taxes, other than income                 1,938      1,129
       Employee retirement plans                2,032      1,152
       Cash dividends declared                    643        643
       Insurance                                1,414      1,209
       Stock appreciation plans                 4,163      2,706
       Interest                                   351        490
       Other                                    2,140      2,770
                                              -------    -------
                                              $18,506    $14,963
                                              =======    =======

5 - LEASES

The company maintains two leases for equipment that are classified as capital leases. Property, plant and equipment includes the following amounts for capitalized leases, amortization of which is included in depreciation expense:

                                   December 31,
          ($ thousands)          1993        1992
                                 ----        ----
          Machinery and
            equipment            $540        $540

          Less:  accumulated
            amortization          160         112
                                 ----        ----

          Total                  $380        $428
                                 ====        ====

The company has various operating leases for machinery and equipment, automobiles, office equipment and warehouse space. In 1992, the company entered into a sales leaseback transaction for converting equipment, accounted for as an operating lease.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1993:

                                       Operating
          ($ thousands)                  Leases
                                       ---------
          1994                          $1,327
          1995                           1,188
          1996                           1,153
          1997                             753
          1998                             147
          Thereafter                       350
                                        ------
          Total minimum lease payments  $4,918
                                        ======

For 1992, the future minimum lease payments for capitalized leases are reflected in the aggregate annual maturities of long-term debt disclosed in Note 7. Rent expense for all operating leases of plant and equipment was $3,081,000 in 1993, $2,698,000 in 1992 and
$1,154,000 in 1991.

6 - RETIREMENT PLANS

     PENSIONS
     --------
Substantially all employees of the company are covered under various pension plans. The defined benefit pension plan benefits are based on the participants' years of service and either compensation earned over certain final years of employment or fixed benefit amounts for each year of service. The plans are funded in accordance with federal laws and regulations.

The net pension costs for all defined benefit pension plans consist of the following components:

          ($ thousands)              1993        1992       1991
                                     ----        ----       ----
          Service cost             $   642     $   641    $   519
          Interest cost              1,740       1,862      1,757
          Actual return on assets   (2,825)     (2,343)    (6,380)
          Net amortization and
            deferral                   558         225      4,428
                                   -------     -------    -------
          Net pension cost         $   115     $   385    $   324
                                   =======     =======    =======

The following sets forth the funded status of the company's defined benefit pension plans and the amounts reflected in the accompanying consolidated balance sheets:


                                                            December 31,
                                         ----------------------------------------------------
($ thousands)                                     1993                        1992
                                                  ----                        ----
                                         Plans with   Plans with     Plans with   Plans with
                                           Assets       Assets         Assets       Assets
                                          exceeding   Less than       Exceeding   Less than
                                         Accumulated  Accumulated    Accumulated  Accumulated
                                           Benefit      Benefit        Benefit      Benefit
                                         Obligation   Obligation     Obligation   Obligation
                                         ------------------------    ------------------------
Actuarial Present value of benefit
  obligations at September 30
Vested benefit obligation                 ($ 6,206)   ($14,640)       ($ 5,998)   ($13,236)
                                           =======     =======         =======     =======
Accumulated benefit obligation            ($ 7,124)   ($14,651)       ($ 6,744)   ($13,240)
                                           =======     =======         =======     =======
Projected benefit obligation              ($ 9,547)   ($14,678)       ($ 9,201)   ($13,240)
Fair value of plan assets at
  September 30                              16,277       9,800          15,930       9,504
                                            ------       -----          ------       -----
Projected benefit obligation (in
  excess of) less than plan assets
  at September 30                            6,730      (4,878)          6,729    (  3,736)
Unrecognized net gain                       (3,271)     (  834)        ( 3,529)   (  1,765)
Unrecognized prior service cost                 56         427              59         476
Unrecognized initial net
  obligation (asset)                        (1,892)        422         ( 2,096)        574
Unrecognized acquisition tax
  benefit                                        -         825               -         917
Cash contributions to plans
  subsequent to September 30                     -          43               -          31
Adjustment required to recognize
  minimum liability                              -      (  497)              -    (    494)
                                            ------       -----          ------     -------
Consolidated balance sheets at
  December 31                              $ 1,623    ($ 4,492)        $ 1,163    ($ 3,997)
                                           =======     =======         =======     =======

The projected benefit obligations at September 30, were determined using an assumed discount rate of 7.25% and 8% for 1993 and 1992, respectively, and assumed compensation increases of 5% in 1993 and 5% and 6% in 1992. The assumed long-term rate of return on plan assets was 9%. Plan assets consist principally of fixed income and equity securities and includes $1,905,000 of Mosinee Paper Corporation common stock.

The company's defined contribution pension plans, covering various salaried employees, provide for company contributions based on various formulas. The cost of such plans totaled $1,823,000 in 1993, $1,324,000 in 1992, and $1,189,000 in 1991.

The company has deferred compensation or supplemental retirement agreements with certain present and past key officers, directors and employees. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. Certain payments, insignificant in amount, are charged to expense when paid. Costs charged to operations under such agreements approximated $89,000, $78,000, and $28,000 for 1993, 1992, and 1991, respectively.

     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
     -------------------------------------------

In addition to providing pension benefits, the company provides certain health care and nominal term life insurance benefits for retired employees. Substantially all of the company's employees may become eligible for those benefits if they reach normal retirement age while working for the company.

Cost-sharing provisions, benefits and eligibility for various employee groups vary by location and union agreements. Generally, eligibility is attained after reaching age 55 or 62 with minimum service requirements. Upon reaching age 65, the benefits become coordinated with Medicare. The plans are unfunded and the company funds the benefit costs on a current basis.

The net postretirement benefit costs consists of the following components:

                                        December 31,
($ thousands)                          1993      1992
                                       ----      ----
Service cost                          $  457    $  433
Interest cost                          1,112     1,042
Net amortization and deferral         (   19)     -
                                      ------    ------
Net postretirement benefit cost       $1,550    $1,475
                                      ======    ======

The following table sets forth the accumulated postretirement benefit obligation (APBO) of the plans as reported in the accompanying consolidated balance sheet:

          ($ thousands)                     1993           1992
                                            ----           ----
          Retirees and dependents         $ 8,189        $ 6,769
          Fully eligible active
            participants                    1,837          2,391
          Other active
            participants                    6,429          5,082
                                          -------        -------
          Total APBO                       16,455         14,242
          Unrecognized net loss           ( 2,496)          -
                                          -------        -------
          Accrued postretirement
            benefit cost                  $13,959        $14,242
                                          =======        =======

The 1993 assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12%, declining by 1% annually for 6 years to an ultimate rate of 6%. The weighted average discount rate used was 7.25%. For 1992, the obligation was calculated using a health care cost trend rate of 12%, declining by 0.625% annually for 8 years to an ultimate rate of 7%. The weighted average discount rate was 8%.

The effect of a 1% increase in the health care cost trend rate would increase the APBO by $1,714,000 or 10.4% and $1,850,000 or 13.0%, at December 31, 1993 and 1992, respectively. The effect of this change would increase the aggregate of the service cost and interest cost by $243,000 or 15.7% in 1993, and $245,000 or 16.6%
in 1992.

     FUTURE ACCOUNTING CHANGE
     ------------------------

Statement of Financial Accounting Standards (SFAS) No. 112 "Employers' Accounting for Postemployment Benefits" enacted by the Financial Accounting Standards Board in November 1992, requires that employers accrue a liability for former or inactive employees, their beneficiaries and covered dependents compensation for future absences. SFAS No. 112 will be adopted as of January 1, 1994, the required adoption date, by recognizing a cumulative effect expense in the range of $700,000 - $900,000, net of income taxes.



7 - LONG-TERM DEBT

Long-term debt consists of the following:

     ($ thousands)                         December 31,
                                      1993               1992
                                      ----               ----
     Commercial paper              $ 44,260           $ 46,581
     Revolving credit agreements     52,000             53,419
     Capital leases                     -                  105
                                   --------           --------
     Total                           96,260            100,105
     Less: current maturities           -                  105
                                   --------           --------
     Long-term debt                $ 96,260           $100,000
                                   ========           ========

The company has a commercial paper placement agreement to issue up to $50 million of unsecured debt obligations. The weighted average interest rate on commercial paper outstanding at December 31, 1993 was 3.6%. The amounts have been classified as long-term as the company intends, and has the ability, to refinance the obligations under the revolving credit agreement.

A credit agreement with one bank as agent and certain financial institutions as lenders was established April 16, 1993 to issue up to $130 million of unsecured borrowings less the amount of commercial paper outstanding. This agreement was amended
December 16, 1993 to reduce the issue amount to $110 million. The term of this agreement is five years requiring no payments until March 31, 1998, at which time, all outstanding amounts become due. The company may, however, reduce the commitment amount prior to that date without penalty. The weighted average interest rate at December 31, 1993 was 3.7%. The agreement provides for various restrictive covenants, which includes maintaining minimum net worth, interest coverage and debt to equity ratios and limits dividend and other restricted payments to approximately $10 million.

The credit agreement provides for commitment and facility fees during the revolving loan period. Commitment fees are 0.1875% per annum of the unused portions of the commitment, payable quarterly. Facility fees are 0.125% per annum of the total commitment, payable quarterly.

The difference between the book value and the fair market value of long-term debt is not material.

The company maintained an interest rate protection agreement through November 6, 1993 for the revolving credit agreement. This agreement provided for interest rate protection on $60 million the first year, $85 million the second year and $50 million in the third year. Under terms of the agreement, the company received compensation when the 90 day LIBOR (London Interbank Offered Rate) exceeds 9.5% in the first year, 10.5% in the second year and 11% in the third year. The company paid compensation when LIBOR was less than 7.5% in the first year, 7% the second year and 6.5% the third year. Amounts paid or received are recognized as interest rates deviate beyond the stated amounts and are included in interest expense.

8 - INTEREST EXPENSE AND CAPITALIZED INTEREST
($ thousands)


                        Total                         Net
        Year Ended     Interest     Capitalized     Interest
       December 31,    Expense       Interest       Expense
       ------------    --------     -----------     -------
          1993         $5,704          $ 37         $5,667
          1992          7,806           121          7,685
          1991          4,631         2,416          2,215

9 - PREFERRED SHARE PURCHASE RIGHTS PLAN

Under the Rights Agreement dated June 26, 1986, amended February 21, 1991, each share of the company's common stock entitles its holder to one nonvoting preferred share purchase right ("Right"). Rights become exercisable 10 days after a person or group acquires 20% or more of the company's outstanding common stock (an "Acquiring Person"). The Board may reduce this threshold amount to 10%. The Right will entitle the holder to purchase from the company .01 share of Series A Junior Participating Preferred Stock at a price of $60. If the company is acquired in a merger or other business combination, the holder may exercise the Right and receive common stock of the acquiring company having a market value equal to two times the exercise price of the Right. If a person becomes an "Acquiring Person" the holder may exercise the Right and receive common stock of the company having a market value equal to two times the exercise price of the Right. Rights are subject to redemption by the company for $.05 per Right until a person or group becomes an Acquiring Person. After a person or group becomes an Acquiring Person, but before the Acquiring Person acquires 50% of the company's common stock, the company may exchange one share of common stock for each Right. Rights expire on July 10, 1996. The company has reserved 100,000 shares of Series A Junior Participating Preferred Stock.



10 - INCOME TAXES

     PROVISION FOR INCOME TAXES
     --------------------------

The provision for income taxes is as follows:

          ($ thousands)
                                   1993        1992        1991
                                   ----        ----        ----
          Current tax expense
            (credit):
               Federal            $3,880     ($2,016)    ($3,752)
               State                 672         600         710
                                  ------      ------      ------
          Total current            4,552     ( 1,416)    ( 3,042)
                                  ------      ------      ------
          Deferred tax expense
            (credit):
               Federal             3,412       2,034       4,325
               State              (  214)    (   596)    (   166)
                                   -----      ------      ------
          Total deferred           3,198       1,438       4,159
                                   -----      ------      ------
          Total provision for
            income taxes          $7,750     $    22     $ 1,117
                                  ======     =======     =======

     RECONCILIATION FROM FEDERAL STATUTORY TO EFFECTIVE TAX RATE
     -----------------------------------------------------------

($ thousands)
                         1993                 1992                 1991
                   -----------------    -----------------    -----------------
                   Amount    Percent    Amount    Percent    Amount    Percent
                   ------    -------    ------    -------    ------    -------
Federal statutory
  rate             $6,085      35.0%    $   20      34.0%    $ 687      34.0%
State taxes,
  net of
  federal
  benefit             852       4.9%         2       3.3%      359      17.8%
Adjustment to
  deferred taxes
  for enacted
  changes in tax
  rates               800       4.6%         -        -        -          -
Other - net            13        .1%         -        -         71       3.5%
                   ------      -----    ------      -----   ------      -----
Consolidated
  effective tax    $7,750      44.6%    $   22      37.3%   $1,117      55.3%
                   ======      =====    ======      =====   ======      =====

The 1991 state tax percentage of 17.8 percent is a result of subsidiaries of the company having unused state operating loss carryovers. At the end of 1993, $37,500,000 of such carryovers existed which may be used to offset future state taxable income in various amounts through the year 2007. Because separate state tax returns are filed, the company is not able to offset consolidated income with the subsidiaries' losses. Under the provisions of SFAS No. 109, the benefits of state tax losses are recognized as a deferred tax asset, subject to appropriate valuation allowances, which reduces the effective percentage from that obtained under the previous accounting method. At December 31, 1993, the company has unused alternative minimum tax credit carryforward of approximately $7,271,000 which can be used to offset regular tax liabilities through the year 2018.

     DEFERRED INCOME TAXES
     ---------------------

The significant components of deferred income tax expense for the year ended December 31, 1993 and 1992 are as follows:

          ($ thousands)                        1993       1992
                                              ------     ------
          Deferred tax expense (exclusive
            of the effect of other component
            listed below)                     $2,398     $1,438
          Adjustment to deferred tax assets
            and liabilities for enacted
            changes in tax laws and rates        800        -
                                              ------     ------
          Total deferred tax expense          $3,198     $1,438
                                              ======     ======

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities. The major temporary differences that give rise to the deferred tax assets and liabilities at December 31, are as follows:

($ thousands)                                  1993        1992
                                               ----        ----
Deferred tax assets:
  Allowances on accounts receivable         $    638     $   291
  Accrued compensated absences                 1,251       1,282
  Stock appreciation rights plans              2,007       1,350
  Pensions                                       832         934
  Postretirement benefits                      5,397       5,411
  Reserves                                     1,020         986
  State net operating loss carryforward        3,160       2,178
  Alternative minimum tax credit carryforward  7,271       5,473
  Other                                          245         358
                                            --------     -------
  Gross deferred tax assets                   21,821      18,263
  Less: valuation allowance                 (  1,081)    (   937)
                                            --------     -------
  Net deferred tax assets                     20,740      17,326

                                            --------     -------
Deferred tax liabilities:
  Property, plant and equipment             ( 34,080)   ( 27,845)
  Deferred expenses                         (  1,200)   (    823)
                                            --------    --------
  Total gross deferred tax liability        ( 35,280)   ( 28,668)
                                            --------    --------
Net deferred tax liability                  ($14,540)   ($11,342)
                                            ========    ========

The total deferred tax liabilities (assets) as presented in the accompanying balance sheets are as follows:

          ($ thousands)
                                          1993       1992
                                          ----       ----
          Net long-term deferred tax
            liabilities                 $18,081    $ 13,101
                                        -------    --------
          Gross current deferred tax
            assets                      ( 4,622)   (  2,696)
          Valuation allowance on
            deferred tax assets           1,081         937
                                        -------    --------
          Net current deferred tax
            assets                      ( 3,541)   (  1,759)
                                        -------    --------
          Net deferred tax liability    $14,540    $ 11,342
                                        =======    ========

A valuation allowance has been recognized for a subsidiary's state tax loss carryforward as cumulative losses creates uncertainty about the realization of the tax benefits in future years.

For the year ended December 31, 1991, the components of deferred tax expense were as follows:

               ($ thousands)            1991
                                        ----
               Depreciation           $ 2,766
               Accrued expenses       (   723)
               Restructuring costs      1,977
               Other                      139
                                      -------
               Total deferred tax
                 provision            $ 4,159
                                      =======



11 - STOCK OPTIONS AND APPRECIATION RIGHTS

The company has a non-qualified stock option plan under which options to purchase 135,000 common shares may be issued to key executive employees of the company or subsidiaries. The plan provides for the granting of options at a price which is not less than market value at the time of the grant. Options can be exercised no sooner than six months or no later than twenty years from the date of the grant. No accounting recognition is given until the stock options are exercised.

Two stock appreciation rights plans are maintained by the company. The 1988 Stock Appreciation Rights Plan gives certain officers and key employees the right to receive cash equal to the sum of the appreciation in value of the stock and the value of reinvested hypothetical cash dividends which would have been paid on the stock covered by the grant. The 1988 Management Incentive Plan gives certain management employees the right to receive similar cash payments. The stock appreciation rights granted under the plans may be exercised in whole or in installments and will vest at such times as specified in the grant. In all instances, the rights lapse if not exercised within 20 years of the grant date. Compensation expense is recorded with respect to the rights, based upon quoted market value of the shares and the exercise provisions. The provision (credit) for incentive compensation plans based upon the company's stock price, principally stock appreciation rights, was $1,668,000 in 1993, ($1,155,000) in 1992, and $2,513,000 in 1991.

The following table summarizes the activity relating to the company's stock option and stock appreciation plans:

     (In dollars or number of shares)  1993       1992      1991
                                       ----       ----      ----
Stock options:

     Options outstanding at            -          -        54,000
       beginning of year

     Granted                          67,500      -          -

     Exercised                         -          -       (54,000)
                                     -------    -------   -------

     Options outstanding at
       end of year                    67,500      -          -
                                     =======    =======   =======

     Options exercisable at
       end of year                     -          -          -
                                     =======    =======   =======

     Price of options exercised        -          -        $16.50
                                     =======    =======   =======

     Price of outstanding            $30.00-      -          -
       options                        40.00
                                     =======    =======   =======

Stock appreciation rights:

     Rights outstanding at           328,834    314,667   279,500
       beginning of year

     Granted                           5,500     51,500    59,000

     Exercised                       (29,000)   (32,333)  (12,333)

     Terminated                       (6,000)    (5,000)  (11,500)
                                     -------    -------   -------

Rights outstanding at end
  of year*                           299,334    328,834   314,667
                                     =======    =======   =======

Rights exercisable at end
  of year**                          278,000    285,500   257,000
                                     =======    =======   =======

Price range of outstanding           $11.00-    $11.00-   $11.00-
  stock appreciation rights           29.88      29.88     29.88
                                     =======    =======   =======

* 278,000 and 21,334 rights have been granted and remain outstanding under the 1988 Stock Appreciation Rights Plan and the 1988 Management Incentive Plan, respectively.
**    Issued under the 1988 Stock Appreciation Rights Plan.

12 - CONTINGENCIES, LITIGATION, COMMITMENTS, AND RELATED
TRANSACTIONS

The company has been informed by the Wisconsin Department of Natural Resources ("DNR") that a landfill, for which the company may be a potentially responsible party, has been nominated by the DNR for inclusion by the Environmental Protection Agency ("EPA") on the National Priorities List ("NPL") established under the federal Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The EPA has not placed the landfill on the NPL nor has any other action been taken by the DNR or the EPA, although the company and DNR continue to explore ways to initiate an investigation outside of the Superfund program. The DNR has also advised the company that it might be a potentially responsible party at a second landfill which has not been nominated on the NPL. The company, the DNR and other parties have agreed to share certain costs of a remedial investigation and feasibility study and in 1993, the company contributed $107,000 as its allocated portion of the cost of remediation pursuant to the cost sharing agreement. The company cannot predict what, if any, additional costs will be borne by the company. The company expects at least a portion of the costs paid to date, and any which may be incurred in the future, to be reimbursed to the company through insurance coverage. Based on the information available, the company does not believe that any additional cost associated with these landfills will have a material adverse effect on the business and financial condition of the company.

In the ordinary course of conducting business, the company also becomes involved in other environmental issues, investigations, administrative proceedings and litigation relating to contracts and other matters. While any proceeding or litigation has an element of uncertainty, the company believes that the outcome of any pending or threatened claim or lawsuit will not have a material adverse effect on the business and financial condition of the company.

Through the year 2006, the company is to pay a municipality a minimum annual usage fee of approximately $150,000 paid on a quarterly basis, to discharge industrial waste into the municipality's wastewater treatment facility. The aggregate amount of such required future minimum payments at December 31, 1993 was $2,107,000. In addition, the company is to pay monthly contingent usage fees to the municipality based on the amount of industrial waste discharged. Minimum and contingent usage fees incurred totaled $611,000, $531,000 and $651,000 in 1993, 1992, and 1991 respectively.

During 1992, the company sold 79,100 shares of its treasury stock for $2,195,000 to various pension plans it maintains. The sale price per share was determined using the trading price at the time of the sale as reflected on Nasdaq.

13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     ($ thousands)                1993         1992        1991
                               ----------   ----------  ----------
     Non-cash investing
     activities:

      Fixed assets acquired
      by "like-kind" exchange    $   -      $5,028      $    -

      Fixed assets disposed
      by "like-kind" exchange        -      (5,028)          -

      Property, plant and
      equipment grants from      $   -           -       1,572
      local governments

In 1992, the company exchanged two airplanes with a total book value of $5,028,000 for an airplane with an estimated value of $5,200,000. The new equipment is recorded at $5,028,000, which represents the book value of the items traded.

14 - PATENT INFRINGEMENT AWARD

On February 8, 1993, the U.S. Court of Appeals for the Federal Circuit upheld the District Court judgement awarded Mosinee Paper against James River Corporation. The District Court found that James River had infringed upon certain washroom towel cabinet roll transfer mechanisms patented by the Bay West Paper Corporation, a subsidiary. Mosinee Paper's judgement of approximately $5.5 million, including interest, is included in the 1993 statement of income.

15 - QUARTERLY INFORMATION (UNAUDITED)

(In thousands except share   First     Second     Third     Fourth
data)                        Qtr.      Qtr.       Qtr.      Qtr.        Annual
                             -----     ------     -----     ------      ------
1993
Net sales (1)                $57,008   $60,334    $65,351   $62,128    $244,821
Gross profit                   8,977     9,825     11,621    13,081      43,504
Net income                     4,595     1,354      2,005     1,683       9,637
Net Income per share             .64       .19        .28       .23        1.34

1992 (2)
Net sales                    $52,301   $57,551    $59,895   $55,765    $225,512
Gross profit (3)               8,052     7,765      7,233     7,428      30,478
Income (loss) before
  cumulative effect of changes
  in accounting principles      (625)      730        (13)      (55)         37

Cumulative effect of changes
  in accounting principles
  (net of income taxes)       (8,537)      -          -         -        (8,537)

Net income (loss)             (9,162)      730        (13)      (55)     (8,500)

Income (loss) per share:

  Before cumulative effect
    of changes in accounting
    principles                  (.09)      .10       (.01)     (.01)       (.01)

  Cumulative effect of
    changes in accounting
    principles (net of income
    taxes)                     (1.20)      -          -         -         (1.20)

Net income (loss) per share    (1.29)      .10       (.01)     (.01)      (1.21)

1991
Net sales                    $49,485   $46,440    $51,894   $49,605    $197,424
Gross profit (3)               8,827     5,842      8,565     7,878      31,112
Net income(loss)                 417      (371)     1,769      (913)        902
Net Income (loss) per share      .06      (.06)       .25      (.13)        .12

(1) First quarter net sales are different from the first quarter report to shareholders due to the elimination of intercompany sales.

(2) Gross profits, net income (loss) and related per share amounts have been restated as required by SFAS No. 106
      "Employers' Accounting for Postretirement Benefits Other
      Than Pensions".

(3) Gross profit has been revised to conform to the 1993 presentation which decreased cost of sales and increased selling and administrative expenses, thus increasing gross profit.

16 - MARKET PRICES FOR COMMON SHARES

The Company's common shares are traded on the Nasdaq National
Market System under the Nasdaq symbol, MOSI. Price ranges and dividends paid per share were as follows:
(In dollars)

              1993                        1992                         1991

              ----                        ----                         ----
          Prices        Divi-         Prices        Divi-          Prices          Divi-
Qtr.   High      Low    dends     High       Low    dends     High         Low     dends
      ------    ------  -----    ------     ------  -----    -------      ------   -----
1st   $26.50   $21.50   $.09     $37.13     $28.00  $.09     $27.25       $18.50   $.09
2nd   $27.00   $21.50   $.09      33.75      27.00   .09      34.00        26.00    .09
3rd   $26.00   $21.75   $.09      29.50      24.25   .09      30.25        23.25    .09
4th   $30.25   $22.75   $.09      26.25      20.25   .09      34.25        23.75    .09

Prices reflect high and low closing price quotations on the Nasdaq National Market System and do not reflect mark-ups, mark-downs or commissions and may not represent actual transactions.



                FINANCIAL STATEMENT SCHEDULES

SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
                  ($ THOUSANDS)

                            Balance at                                            Balance
                            Beginning                        Deductions           at End
                                                      ------------------------
                            of Period     Additions   Collections  Written Off   of Period
                            ----------    ---------   ------------------------   ---------
Year Ended Dec. 31, 1993:
     Nicholas Arambasick     $  66       $   -          $  66      $   -        $   -
     Gerard Michaud             20                                                 20
     Charles Taylor             40                                                 40
     James Ploof                            18  (1)                                18
     Ken Carlson                            26  (1)                                26
                             -----       -----          -----     -----         -----

Total                        $ 126       $  44          $  66     $   0         $ 104(2)
                             =====       =====          =====     =====         =====

Year Ended Dec. 31, 1992:
     Bruce J. Hynes          $   4       $   -          $   4     $   -         $   -
     Steven J. Sonn              3                          3                       -
     Steven W. Davis            17                         17                       -
     Mark Timm                  10                         10                       -
     Lee Faucett                 2                          2                       -
     Gerard Michaud                         20  (1)                                20
     Nicholas Arambasick                    66  (1)                                66
     Charles Taylor                         40  (1)                                40
                             -----       -----          -----     -----         -----

Total                        $  36       $ 126          $  36     $   0         $ 126(2)
                             =====       =====          =====     =====         =====

Year Ended Dec. 31, 1991:
     Thomas C. Casadonte     $  48       $   -          $  48     $   -         $   -
     Bruce J. Hynes            102                         98                       4
     Steven J. Sonn              8                          5                       3
     Steven W. Davis                        17  (1)                                17
     Mark Timm                              10  (1)                                10
     Lee Faucett                            16  (1)        14                       2
                             -----       -----          -----     -----         -----

Total                        $ 158       $  43          $ 165     $   0         $  36 (2)
                             =====       =====          =====     =====         =====

(1) Funds were advanced in the form of interest bearing demand notes to facilitate relocation from former employment. The advances are secured by personal residences.

(2)   Amount reflected as current in the year-end Consolidated
      Balance Sheet.

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
($ thousands)                 Balance at                               Other      Balance
                              Beginning                               Changes    at End of
Classifications               of Period     Additions   Retirements  In./(Dec.)    Period
- - ---------------               ----------    ---------   -----------  ----------  ---------
Year ended Dec. 31, 1993
  Buildings                   $ 30,994      $  3,444    $    --      $   --      $ 34,438
  Machinery and equipment      270,872         9,143      1,067          --       278,948
  Timber and timberlands         2,752            73         32          --         2,793
  Water power rights               129            --         --          --           129
  Land                           2,007             3         --                     2,010
                              --------      --------    -------      ------      --------
    Totals                    $306,754      $ 12,663    $ 1,099      $    0      $318,318
                              ========      ========    =======      ======      ========

Year ended Dec. 31, 1992
  Buildings                   $ 32,598      $    362    $ 1,477     ($  489)     $ 30,994
  Machinery and equipment      262,943        13,886      6,446         489       270,872
  Timber and timberlands         2,720            66         34          --         2,752
  Water power rights               129            --         --          --           129
  Land                           2,082            --         75          --         2,007
                              --------      --------    -------     -------      --------
    Totals                    $300,472      $ 14,314    $ 8,032     $     0      $306,754
                              ========      ========    =======     =======      ========

Year ended Dec. 31, 1991
  Buildings                   $ 22,106      $ 10,569    $    77     $    --      $ 32,598
  Machinery and equipment      171,383       101,962     10,402          --       262,943
  Timber and timberlands         2,550           189         19          --         2,720
  Water power rights               129            --         --          --           129
  Land                           1,257           826          1          --         2,082

                              --------      --------    -------     -------      --------
    Totals                    $197,425      $113,546    $10,499     $     0      $300,472
                              ========      ========    =======     =======      ========

Additions to timber and timberlands are net of depletion.
Additions are comprised of general upgrades and expansion to property, plant and equipment.

The following table summarizes capital expenditures on major projects:

1993
Additions to fiber recovery system  . . . .   $ 1,200,000
Deink flotation system  . . . . . . . . . .     1,100,000

1992
Additions to tissue machine . . . . . . . .   $ 3,346,000
Aircraft (non-cash "like-kind" exchange)  .     5,106,000

1991
Towel machine . . . . . . . . . . . . . . .   $19,000,000
Tissue machine  . . . . . . . . . . . . . .    30,000,000
Water treatment facility  . . . . . . . . .     7,200,000
Deink plant . . . . . . . . . . . . . . . .    25,600,000
Completion of paper machine rebuild . . . .     8,700,000

The annual provisions for depreciation have been computed
utilizing the following ranges:
Buildings . . . . . . . . . . . . . . . . .    20 to 45 years
Equipment . . . . . . . . . . . . . . . . .     3 to 20 years

SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
OF PROPERTY, PLANT AND EQUIPMENT
($ thousands)                Balance at                               Other      Balance
                             Beginning                               Changes    at End of
Classifications              of Period     Additions   Retirements  In./(Dec.)    Period
- - ---------------              ----------    ---------   -----------  ----------  ---------
Year ended Dec. 31, 1993
  Buildings                 $  7,868       $ 1,056     $    --       $    --    $  8,924
  Machinery and equipment    109,160        12,883         903            --     121,140
                            --------       -------     -------       -------    --------
    Totals                  $117,028       $13,939     $   903       $     0    $130,064
                            ========       =======     =======       =======    ========

Year ended Dec. 31, 1992
  Buildings                 $  8,021       $   856     $   998      ($    11)   $  7,868
  Machinery and equipment     96,180        14,299       1,330            11     109,160
                            --------       -------     -------       -------    --------
    Totals                  $104,201       $15,155     $ 2,328       $     0    $117,028
                            ========       =======     =======       =======    ========

Year ended Dec. 31, 1991
  Buildings                 $  7,277       $   746     $     2       $    --    $  8,021
  Machinery and equipment     96,618         9,623      10,061            --      96,180
                            --------       -------     -------       -------    --------
    Totals                  $103,895       $10,369     $10,063       $     0    $104,201
                            ========       =======     =======       =======    ========

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                ($ THOUSANDS)
                                         Allowance
                                            for     Allowance for               Other
                                         Doubtful   Sales Returns Equipment  Restructuring
                                  Total   Accounts  and Discounts Writedowns    Costs
                                  -----  ---------  ------------- ----------    -----
Balances at December 31, 1990     $  748     $400       $  348       $6,388      $5,961

  Charges to costs and expenses    3,487      170        3,317                    1,416
  Deductions                      (3,265)    (190)      (3,075)      (6,388)     (7,131)
                                  -------    -----      -------      -------     -------

Balances at December 31, 1991     $  970     $380       $  590       $    0      $  246

  Charges to costs and expenses    3,270      464        2,806
  Deductions                      (3,234)    (329)      (2,905)                    (246)
                                  -------    -----      -------      -------       -----

Balances at December 31, 1992     $1,006     $515       $  491       $    0      $    0

  Charges to costs and expenses    5,426      440        4,986
  Deductions                       4,853      602        4,251
                                   -----      ---        -----       -------     -------

Balances at December 31, 1993     $1,579     $353       $1,226       $    0      $    0
                                  ======     ====       ======       =======     =======

SCHEDULE IX - SHORT TERM BORROWINGS
              ($ THOUSANDS)
                                                  Maximum     Average
                             At End Of Period     Amount      Amount      Weighted Ave.
                         -----------------------
                                        Weighted  Outstanding Outstanding Int. Rate
Category of Aggregate       Amount      Average   During the  During the  During the
Short-term Borrowings    Outstanding   Int. Rate  Period      Period(1)   Period(1)
- - ---------------------------------------------------------------------------------------

Year Ended Dec. 31, 1993:
Notes Payable to Banks   $    0          ---      $13,477     $ 9,729(2)  3.84%(2)
                         ======         =====     =======     =======     =====

Commercial Paper         $    0          ---      $  --- (3)  $  --- (3)   ---
                         ======         =====     =======     =======     =====

Year Ended Dec. 31, 1992:

Notes Payable to Banks   $8,064(4)      3.90%(4)  $14,752     $10,744     4.11%
                         ======         =====     =======     =======     =====

Commercial Paper         $    0          ---      $  --- (5)  $  --- (5)   ---
                         ======         =====     =======     =======     =====

Year Ended Dec. 31, 1991:

Notes Payable to Banks   $5,000(6)      4.94%(6)  $15,000     $ 9,571     5.61%
                         ======         =====     =======     =======     =====

Commercial Paper         $    0          ---      $  --- (7)  $  --- (7)   ---
                         ======         =====     =======     =======     =====

(1) The average amount outstanding is computed by dividing the total month-end balances by the number of months with outstanding balances and the weighted average interest rate is computed by averaging the interest rate on each borrowing.

(2) Notes Payable to Banks includes $9,970 which was classified as long-term beginning March 31, 1993, as the company's revolving credit agreement provides the company with the ability to refinance short-term borrowings. If this classification had not been made, the Notes Payable to Banks average amount outstanding and weighted average interest rate would have been $9,809 and 3.74%, respectively.

(3) Commercial paper of $44,260 was classified as long-term as the Company intends and has the ability to refinance under the revolving credit agreement (see Note 7 to Consolidated Financial Statements of the 1993 Annual Report to Stockholders). If this classification had not been made, the maximum amount and average amount of commercial paper outstanding would have been $48,919 and $45,848, respectively.

(4) Short-term debt of $3,419 was classified as long-term at December 31, 1992, as the company's revolving credit agreement provides the company with the ability to refinance short-term borrowings. If this classification had not been made, the Notes Payable to Banks at the end of the period amount outstanding and weighted average interest rate would have been $11,483 and 3.98%, respectively.

(5) Commercial paper of $46,581 was classified as long-term as the company intends and has the ability to refinance the obligation under the revolving credit agreement (see Note 8 to Consolidated Financial Statements of the 1992 Annual Report to Stockholders). If this classification had not been made, the maximum amount and average amount of commercial paper outstanding would have been $49,445 and $47,245, respectively.

(6) Short-term debt of $10,000 was classified as long-term at December 31, 1991 as the company arranged a long-term line of credit. (See Notes 9 and 15 of Notes to Consolidated Financial Statements of the 1991 Annual Report to Stockholders.) If this classification had not been made, the Notes Payable to Banks at the end of period amount outstanding and weighted average interest rate would have been $15,000 and 5.2%, respectively.

(7) Commercial Paper of $47,380 was classified as long-term as the Company intends, and has the ability, to refinance the obligation under the revolving credit agreement (see Note 9 of Notes to Consolidated Financial Statements of the 1991 Annual Report to Stockholders). If this classification had not been made, the maximum amount and average amount outstanding of commercial paper would have been $47,380 and $36,871, respectively.

SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
($ thousands)               Charged to Costs and Expenses
                               Years Ended December 31,
                             1993        1992       1991
                             ----        ----       ----
Maintenance and repair     $12,231     $11,343     $7,875

Amounts for taxes other than payroll and income taxes, royalties, advertising costs and amortization of intangible assets are not presented as such amounts are less than 1% of total sales.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                            PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to directors of the company is incorporated into this Form 10-K by this reference to the material set forth under the caption "Election of Directors", pages 2 and 3, in the company's proxy statement dated March 23, 1994 (the "1994 Proxy Statement"). Information relating to executive officers of the company is set forth in Part I, page 6.




ITEM 11. EXECUTIVE COMPENSATION.

Information relating to director compensation is incorporated into this Form 10-K by this reference to the material set forth under the subcaption "Director Compensation", pages 4 and 5, in the 1994 Proxy Statement. Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to (1) the material set forth under the caption "Executive Officer Compensation", page 7, through the material immediately preceding the subcaption "Committees' Report on Executive Compensation Policies", page 11, in the 1994 Proxy Statement and (2) the material set forth under the subcaption "Compensation Committee Interlocks and Insider Participation", page 14, in the 1994 Proxy Statement.




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Information relating to security ownership of certain beneficial owners is incorporated into this Form 10-K by this reference to the material set forth under the caption "Beneficial Ownership of Common Stock", page 5, through the material immediately preceding final two paragraphs, page 6, in the 1994 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.



                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

     (a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.
          Filed as part of this report and required by Item
          14(d), are set forth on pages 21 to 49 herein.

     (b)  REPORTS ON FORM 8-K.
          No reports on Form 8-K were filed by the company during the fourth quarter of fiscal 1993.

     (c)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

     The following exhibits are filed with the Securities and Exchange Commission as part of this report.

     EXHIBIT 3 - ARTICLES OF INCORPORATION AND BYLAWS

     (a)  Restated Articles of
          Incorporation, as amended . . . . . . . . . . . 12-53(1)

     (b)  Restated Bylaws, as last
          amended April 16, 1992. . . . . . . . . . . . . 54-89(1)

     EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
     HOLDERS

     (a)  Preferred Share Rights Agreement
          dated June 26, 1986 as amended. . . . . . . . . . .  54

     (b)  Restated Articles of Incorporation
          and Restated Bylaws (see Exhibit 3(a) and (b))

     EXHIBIT 10 - MATERIAL CONTRACTS

     *(a) Deferred Compensation Plan for Directors
          as amended and restated June 17, 1993 . . . . . . . 148

     *(b) 1985 Executive Stock Option
          Plan dated June 27, 1985  . . . . . . . . . . . 83-95(5)

     *(c) Mosinee Paper Corporation 1988 Stock
          Appreciation Rights Plan, as amended 4/18/91. . 41-50(2)

     *(d) 1993 and 1994 Incentive Compensation
          Plan for Corporate Executive Officers . . . . . . . 165

     *(e) Supplemental Retirement Benefit
          Plan dated October 17, 1991 . . . . . . . . . . 63-71(2)

     *(f) Supplemental Retirement Benefit Agreement
          dated November 15, 1991 . . . . . . . . . . . . 72-76(2)

     * Denotes Executive Compensation Plans and Arrangements.

     EXHIBIT 11 - COMPUTATION OF PER SHARE EARNINGS . . . . . 170

     EXHIBIT 22 - SUBSIDIARIES OF REGISTRANT. . . . . . . . 167(1)

     EXHIBIT 28 - ADDITIONAL EXHIBITS

          Proxy Statement Dated March 21, 1994. . . . . . . . 172

     Page numbers set forth herein correspond to the page numbers using the sequential numbering system, where such exhibit can be found in the following Annual Reports on Form 10-K:

     (1) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992; Commission File Number
          0-1732.

     (2) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991; Commission File Number
          0-1732.

     (3) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990; Commission File Number
          0-1732.

     (4) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989; Commission File Number
          0-1732.

     (5)  Exhibit 4(e) Form S-8 filed on April 19, 1991.

     The above exhibits are available upon request in writing from the Secretary, Mosinee Paper Corporation, 1244 Kronenwetter
     Drive, Mosinee, Wisconsin 54455-9099.



                           SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MOSINEE PAPER CORPORATION



Date March 29, 1994           GARY P. PETERSON
                              ------------------------------------
                              Gary P. Peterson
                              Senior Vice-President,
                              Finance, Secretary and
                              Treasurer
                              (Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SAN W. ORR, JR.                    RICHARD L. RADT
- - ------------------------------     -------------------------------
San W. Orr, Jr.                    Richard L. Radt
Chairman of the Board              Vice Chairman of the Board
February 17, 1994                  February 17, 1994



DANIEL R. OLVEY                    STANLEY F. STAPLES, JR.
- - -----------------------------     -------------------------------
Daniel R. Olvey                    Stanley F. Staples, Jr.
President and CEO                  Director
(Principal Executive Officer)      February 17, 1994
February 17, 1994


RICHARD G. JACOBUS                 WALTER ALEXANDER
- - ------------------------------     -------------------------------
Richard G. Jacobus                 Walter Alexander
Director                           Director
February 17, 1994                  February 17, 1994


DONALD E. JANIS
- - ------------------------------
Donald E. Janis
Corporate Controller
February 17, 1994
(Principal Accounting Officer)

                                                      EXHIBIT 4(a)






                  MOSINEE PAPER CORPORATION

                     MOSINEE, WISCONSIN





              PREFERRED SHARE RIGHTS AGREEMENT

                  Dated as of June 26, 1986

                As Amended February 21, 1991




                  Mosinee Paper Corporation



                             and



                 M&I Marshall & Ilsley Bank


                        Rights Agent








                      Rights Agreement


                  Dated as of June 26, 1986

                      RIGHTS AGREEMENT
                      ----------------


          Agreement, dated as of June 26, 1986, between Mosinee
Paper Corporation, a Wisconsin corporation (the "Company"), and
M&I Marshall & Ilsley Bank, a national banking association (the
"Rights Agent").

          The Board of Directors of the Company has authorized and declared a dividend of one preferred share purchase right (a "Right") for each Common Share (as hereinafter defined) of the Company outstanding on July 10, 1986, each Right representing the right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, of the Company having the rights and preferences set forth in the form of Certificate of Amendment attached hereto as Exhibit A, upon the terms and subject to the conditions herein set forth, and has further authorized the issuance of one Right with respect to each Common Share that shall become outstanding between July 10, 1986 and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in Sections 3 and 7 hereof).

          Accordingly, in consideration of the premises and the mutual agreements herein set forth, the parties hereby agree as follows:

          Section 1.  Certain Definitions.  For purposes of this
Agreement, the following terms have the meanings indicated:

          (a) "Acquiring Person" shall mean any Person (as such term is hereinafter defined) who or which, together with all Affiliates and Associates (as such terms are hereinafter defined) of such Person, shall be the Beneficial Owner (as such term is hereinafter defined) of 20% or more of the Common Shares then outstanding, but shall not include the Company, any wholly-owned Subsidiary (as such term is hereinafter defined) of the Company or any employee benefit plan of the Company or any Subsidiary of the Company, or any entity holding Common Shares for or pursuant to the terms of any such plan.

          (b) "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities
     Exchange Act of 1934, as amended (the "Exchange Act"), as in effect on the date of this Agreement.

          (c) A Person shall be deemed the "Beneficial Owner" of and shall be deemed to "beneficially own" any securities:

               (i)  which such Person or any of such Person's
          Affiliates or Associates beneficially owns, directly or indirectly;

               (ii) which such Person or any of such Person's Affiliates or Associates has (A) the right to acquire (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding, or upon the exercise of conversion rights, exchange rights, rights (other than these Rights), warrants or options, or otherwise; provided, however, that a Person shall not be deemed the Beneficial Owner of, or to beneficially own, securities tendered pursuant to a tender or exchange offer made by or on behalf of such Person or any of such Person's Affiliates or Associates until such tendered securities are accepted for purchase or exchange; or (B) the right to vote pursuant to any agreement, arrangement or understanding; provided, however, that a Person shall not be deemed the Beneficial Owner of, or to beneficially own, any security if the agreement, arrangement or understanding to vote such security (1) arises solely from a revocable proxy or consent given to such Person in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the applicable rules and regulations of the Exchange Act and (2) is not also then reportable on Schedule 13D under the Exchange Act (or any comparable or successor report); or

               (iii) which are beneficially owned, directly or indirectly, by any other Person with which such Person or any of such Person's Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting (except to the extent contemplated by the proviso to Section l(c)(ii)(B)) or disposing of any securities of the Company.

          (d) "Business Day" shall mean any day other than a Saturday, Sunday, or a day on which banking institutions in the State of New York are authorized or obligated by law or executive order to close.

          (e) "Close of business" on any given date shall mean 5:00 P.M., New York City time, on such date; provided, however, that if such date is not a Business Day it shall mean 5:00 P.M., New York City time, on the next succeeding Business Day.

          (f) "Common Shares" when used with reference to the Company shall mean the shares of Common Stock, par value $2.50 per share, of the Company. "Common Shares" when used with reference to any Person other than the Company shall mean the capital stock (or equity interest) with the greatest voting power of such other Person or, if such other Person is a Subsidiary of another Person, the Person or Persons which ultimately controls such first-mentioned Person.

          (g) "Person" shall mean any individual, firm, corporation or other entity, and shall include any successor
     (by merger or otherwise) of such entity.

          (h) "Preferred Shares" shall mean the shares of Series A Junior Participating Preferred Stock, par value
     $1.00 per share, of the Company.

          (i) "Shares Acquisition Date" shall mean the first date of public announcement by the Company or an Acquiring Person that an Acquiring Person has become such.

          (j) "Subsidiary" of any Person shall mean any corporation or other entity of which a majority of the voting power of the voting equity securities or equity interest is owned, directly or indirectly, by such Person.

          Section 2. Appointment of Rights Agent. The Company hereby appoints the Rights Agent to act as agent for the Company and the holders of the Rights (who, in accordance with Section 3 hereof, shall prior to the Distribution Date also be the holders of the Common Shares) in accordance with the terms and conditions hereof, and the Rights Agent hereby accepts such appointment. The Company may from time to time appoint such co-Rights Agents as it may deem necessary or desirable.

          Section 3. Issue of Right Certificates. (a) Until the earlier of (i) the tenth day after the Shares Acquisition Date or
(ii) the tenth day after the date of the commencement of, or first public announcement of the intent of any Person (other than the Company, any wholly-owned Subsidiary of the Company, any employee benefit plan of the Company or of any Subsidiary of the Company or any entity holding Common Shares for or pursuant to the terms of any such Plan) to commence, a tender or exchange offer the consummation of which would result in beneficial ownership by a Person of 30% or more of the outstanding Common Shares (including any such date which is after the date of this Agreement and prior to the issuance of the Rights; the earlier of such dates being herein referred to as the "Distribution Date"), (x) the Rights will be evidenced (subject to the provisions of paragraph (b) of this Section 3) by the certificates for Common Shares registered in the names of the holders thereof (which certificates shall also be deemed to be Right Certificates) and not by separate Right Certificates, and (y) the right to receive Right Certificates will be transferable only in connection with the transfer of Common Shares. As soon as practicable after the Distribution Date, the Rights Agent will send, by first-class, insured, postage-prepaid mail, to each record holder of Common Shares as of the close of business on the Distribution Date, at the address of such holder shown on the records of the Company, a Right Certificate, in substantially the form of Exhibit B hereto (a "Right Certificate"), evidencing one Right for each Common Share so held.

As of the Distribution Date, the Rights will be evidenced solely by such Right Certificates.

          (b) On July 10, 1986 or as soon as practicable thereafter, the Company will send a copy of a Summary of Rights to Purchase Preferred Shares, in substantially the form attached hereto as Exhibit C (the "Summary of Rights"), by first-class, postage-prepaid mail, to each record holder of Common Shares as of the close of business on July 10, 1986, at the address of such holder shown on the records of the Company. With respect to certificates for Common Shares outstanding as of July 10, 1986, until the Distribution Date, the Rights will be evidenced by such certificates registered in the names of the holders thereof together with a copy of the Summary of Rights. Until the Distribution Date (or the earlier of the Redemption Date or Final

Expiration Date (as such terms are defined in Section 7 hereof)), the surrender for transfer of any certificate for Common Shares outstanding on July 10, 1986, with or without a copy of the Summary of Rights attached thereto, shall also constitute the transfer of the Rights associated with the Common Shares represented thereby.

          (c)  Certificates for Common Shares issued after
July 10, 1986 but prior to the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in Section 7) shall have impressed on, printed on, written on or otherwise affixed to them the following legend:

          This certificate also evidences and entitles the holder hereof to certain Rights as set forth in a Rights Agreement between Mosinee Paper Corporation and M&I Marshall & Ilsley Bank, dated as of June 26, 1986 (the "Rights Agreement"), the terms of which are hereby incorporated herein by reference and a copy of which is on file at the principal executive offices of Mosinee Paper Corporation. Under certain circumstances, as set forth in the Rights Agreement, such Rights will be evidenced by separate certificates and will no longer be evidenced by this certificate. Mosinee Paper Corporation will mail to the holder of this certificate a copy of the Rights Agreement without charge after receipt of a written request therefor. Under certain circumstances, Rights beneficially owned by Acquiring Persons (as defined in the Rights Agreement) may become null and void.

With respect to such certificates containing the foregoing legend, until the Distribution Date, the Rights associated with the Common Shares represented by such certificates shall be evidenced by such certificates alone, and the surrender for transfer of any such certificate shall also constitute the transfer of the Rights associated with the Common Shares represented thereby.

          Section 4. Form of Right Certificates. The Right Certificates (and the forms of election to purchase Preferred Shares and of assignment to be printed on the reverse thereof) shall be substantially the same as Exhibit B hereto and may have such marks of identification or designation and such legends, summaries or endorsements printed thereon as the Company may deem appropriate and as are not inconsistent with the provisions of this Agreement, or as may be required to comply with any applicable law or with any rule or regulation made pursuant thereto or with any rule or regulation of any stock exchange on which the Rights may from time to time be listed, or to conform to usage. Subject to the provisions of Section 22 hereof, the Right Certificates, whenever issued, which are issued in respect of Common Shares which were issued and outstanding as of July 10, 1986, shall be dated as of July 10, 1986, and all Right Certificates which are issued in respect of other Common Shares shall be dated as of the respective dates of issuance of such Common Shares, and in each such case on their face shall entitle the holders thereof to purchase such number of Preferred Shares as shall be set forth therein at the price per Preferred Share set forth therein (the "Purchase Price"), but the number of such Pre-ferred Shares and the Purchase Price shall be subject to adjustment as provided herein.

          Section 5. Countersignature and Registration. The Right Certificates shall be executed on behalf of the Company by its Chairman of the Board, its President or any Executive Vice President, Senior Vice President or Vice President, and by the Secretary, an Assistant Secretary, Treasurer or an Assistant Treasurer of the Company, either manually or by facsimile signature, and have affixed thereto the Company's seal or a facsimile thereof. The Right Certificates shall not be valid for any purpose unless countersigned. In case any officer of the Company who shall have signed any of the Right Certificates shall cease to be such officer of the Company before counter-signature by the Rights Agent and issuance and delivery by the Company, such Right Certificates, nevertheless, may be countersigned by the Rights Agent, and issued and delivered by the Company with the same force and effect as though the person who signed such Right Certificates had not ceased to be such officer of the Company; and any Right Certificate may be signed on behalf of the Company by any person who, at the actual date of the execution of such Right Certificate, shall be a proper officer of the Company to sign such Right Certificate, although at the date of the execution of this Rights Agreement any such person was not such an officer.

          Following the Distribution Date, the Rights Agent will keep or cause to be kept, at its principal offices, books for registration and transfer of the Right Certificates issued hereunder. Such books shall show the names and addresses of the respective holders of the Right Certificates, the number of Rights evidenced on its face by each of the Right Certificates and the date of each of the Right Certificates.

          Section 6. Transfer, Split Up, Combination and Exchange of Right Certificates; Mutilated, Destroyed, Lost or Stolen Right Certificates. Subject to the provisions of Section 14 hereof, at any time after the close of business on the Distribution Date, and at or prior to the close of business on the earlier of the Redemption Date or the Final Expiration Date (as such terms are defined in Section 7 hereof), any Right Certificate or Right Certificates may be transferred, split up, combined or exchanged for another Right Certificate or Right Certificates, entitling the registered holder to purchase a like number of Preferred Shares as the Right Certificate or Right Certificates surrendered then entitled such holder to purchase. Any registered holder desiring to transfer, split up, combine or exchange any Right Certificate shall make such request in writing delivered to the Rights Agent, and shall surrender the Right Certificate or Right Certificates to be transferred, split up, combined or exchanged at the principal office of the Rights Agent in Milwaukee, Wisconsin. Thereupon the Rights Agent shall countersign and deliver to the person entitled thereto a Right Certificate or Right Certificates, as the case may be, as so requested. The Company may require payment of a sum sufficient to cover any tax or governmental charge that may be imposed in connection with any transfer, split up, combination or exchange of Right Certificates.

          Upon receipt by the Company and the Rights Agent of evidence reasonably satisfactory to them of the loss, theft, destruction or mutilation of a Right Certificate, and, in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to them, and, at the Company's request, reimbursement to the Company and the Rights Agent of all reasonable expenses incidental thereto, and upon surrender to the Rights Agent and cancellation of the Right Certificate if mutilated, the Company will make and deliver a new Right Certificate of like tenor to the Rights Agent for delivery to the registered owner in lieu of the Right Certificate so lost, stolen, destroyed or mutilated.

          Section 7. Exercise of Rights: Purchase Price; Expiration Date of Rights. (a) The registered holder of any Right Certificate may exercise the Rights evidenced thereby (except as otherwise provided herein) in whole or in part at any time after the Distribution Date upon surrender of the Right Certificate, with the form of election to purchase on the reverse side thereof duly executed, to the Rights Agent at the principal office of the Rights Agent in Milwaukee, Wisconsin, together with payment of the Purchase Price for each Preferred Share as to which the Rights are exercised, at or prior to the close of business on the earlier of (i) the close of business on July 10, 1996 (the "Final Expiration Date"), or (ii) the date on which the Rights are redeemed as provided in Section 23 hereof (the "Redemption Date").

          (b) The Purchase Price for each one one-hundredth of a Preferred Share pursuant to the exercise of a Right shall initially be $60, shall be subject to adjustment from time to time as provided in Sections 11 and 13 hereof and shall be payable in lawful money of the United States of America in accordance with paragraph (c) below.

          (c) Upon receipt of a Right Certificate representing exercisable Rights, with the form of election to purchase duly executed, accompanied by payment of the Purchase Price for the shares to be purchased and an amount equal to any applicable transfer tax required to be paid by the holder of such Right Certificate in accordance with Section 9 in cash, or by certified check or cashier's check payable to the order of the Company, the Rights Agent shall thereupon promptly (i) requisition from any transfer agent of the Preferred Shares certificates for the number of Preferred Shares to be purchased and the Company hereby irrevocably authorizes its transfer agent to comply with all such requests, (ii) when appropriate, requisition from the Company the amount of cash to be paid in lieu of issuance of fractional shares in accordance with Section 14, (iii) promptly after receipt of such certificates, cause the same to be delivered to or upon the order of the registered holder of such Right Certificate, registered in such name or names as may be designated by such holder and (iv) when appropriate, after receipt, promptly deliver such cash to or upon the order of the registered holder of such Right Certificate.

          (d) In case the registered holder of any Right Certificate shall exercise less than all the Rights evidenced thereby, a new Right Certificate evidencing Rights equivalent to the Rights remaining unexercised shall be issued by the Rights Agent to the registered holder of such Right Certificate or to his duly authorized assigns, subject to the provisions of Section 14 hereof.

          Section 8. Cancellation and Destruction of Right Certificates. All Right Certificates surrendered for the purpose of exercise, transfer, split up, combination or exchange shall, if surrendered to the Company or to any of its agents, be delivered to the Rights Agent for cancellation or in cancelled form, or, if surrendered to the Rights Agent, shall be cancelled by it, and no Right Certificates shall be issued in lieu thereof except as expressly permitted by any of the provisions of this Rights Agreement. The Company shall deliver to the Rights Agent for cancellation and retirement, and the Rights Agent shall so cancel and retire, any other Right Certificate purchased or acquired by the Company otherwise than upon the exercise thereof. The Rights Agent shall deliver all cancelled Right Certificates to the Com-pany, or shall, at the written request of the Company, destroy such cancelled Right Certificates, and in such case shall deliver a certificate of destruction thereof to the Company.

          Section 9. Reservation and Availability of Preferred Shares. The Company covenants and agrees that it will cause to be reserved and kept available out of its authorized and unissued Preferred Shares or any Preferred Shares held in its treasury, the number of Preferred Shares that will be sufficient to permit the exercise in full of all outstanding Rights.

          So long as the Preferred Shares issuable upon the exercise of Rights may be listed on any national securities exchange, the Company shall use its best efforts to cause, from and after such time as the Rights become exercisable, all shares reserved for such issuance to be listed on such exchange upon official notice of issuance upon such exercise.

          The Company covenants and agrees that it will take all such action as may be necessary to ensure that all Preferred Shares delivered upon exercise of Rights shall, at the time of delivery of the certificates for such Preferred Shares (subject to payment of the Purchase Price), be duly and validly authorized and issued and fully paid and nonassessable (except to the extent provided by Section 180.40(6) of the Wisconsin Business Corporation Law) shares.

          The Company further covenants and agrees that it will pay when due and payable any and all federal and state transfer taxes and charges which may be payable in respect of the issuance or delivery of the Right Certificates or of any Preferred Shares upon the exercise of Rights. The Company shall not, however, be required to pay any transfer tax which may be payable in respect of any transfer or delivery of Right Certificates to a person other than, or the issuance or delivery of certificates for the Preferred Shares in a name other than that of, the registered holder of the Right Certificate evidencing Rights surrendered for exercise or to issue or deliver any certificates for Preferred Shares upon the exercise of any Rights until any such tax shall have been paid (any such tax being payable by the holder of such Right Certificate at the time of surrender) or until it has been established to the Company's satisfaction that no such tax is due.

          Section 10. Preferred Shares Record Date. Each person in whose name any certificate for Preferred Shares is issued upon the exercise of Rights shall for all purposes be deemed to have become the holder of record of the Preferred Shares represented thereby on, and such certificate shall be dated, the date upon which the Right Certificate evidencing such Rights was duly surrendered and payment of the Purchase Price (and any applicable transfer taxes) was made; provided, however, that if the date of such surrender and payment is a date upon which the Preferred Shares transfer books of the Company are closed, such person shall be deemed to have become the record holder of such shares on, and such certificate shall be dated, the next succeeding business day on which the Preferred Shares transfer books of the Company are open. Prior to the exercise of the Rights evidenced thereby, the holder of a Right Certificate shall not be entitled to any rights of a holder of Preferred Shares for which the Rights shall be exercisable, including, without limitation, the right to vote, to receive dividends or other distributions or to exercise any preemptive rights, and shall not be entitled to receive any notice of any proceedings of the Company, except as provided herein.

          Section 11. Adjustment of Purchase price, Number of Shares or Number of Rights. The Purchase Price, the number of Preferred Shares covered by each Right and the number of Rights outstanding are subject to adjustment from time to time as provided in this Section 11.

          (a) (i) In the event the Company shall at any time after the date of this Agreement (A) declare a dividend on the Preferred Shares payable in Preferred Shares, (B) subdivide the outstanding Preferred Shares, (C) combine the outstanding Preferred Shares into a smaller number of Preferred Shares or (D) issue any shares of its capital stock in a reclassification of the Preferred Shares (including any such reclassification in connection with a consolidation or merger in which the Company is the continuing or surviving corporation), except as otherwise provided in this Section 11(a), the Purchase Price in effect at the time of the record date for such dividend or of the effective date of such subdivision, combination or reclassification, and the number and kind of shares of capital stock issuable on such date, shall be proportionately adjusted so that the holder of any Right exercised after such time shall be entitled to receive the aggregate number and kind of shares of capital stock which, if such Right had been exercised immediately prior to such date and at a time when the Preferred Shares transfer books of the Company were open, he would have owned upon such exercise and been entitled to receive by virtue of such dividend, subdivision, combination or reclassification. If an event occurs which would require an adjustment under both Section 11(a)(i) and Section 11(a)(ii), the adjustment provided for in this Section 11(a)(i) shall be in addition to, and shall be made prior to, any adjustment required pursuant to Section 11(a)(ii).

          (ii)  In the event

               (A) any Acquiring Person or any Associate or Affiliate of any Acquiring Person, at any time after the date of this Agreement, directly or indirectly, (1) shall merge into the Company or otherwise combine with the Company and the Company shall be the continuing or surviving corporation of such merger or combination and the Common Shares of the Company shall remain outstanding and not changed into or exchanged for stock or other securities of any other Person or the Company or cash or any other property, (2) shall, in one or more transactions, other than in connection with the exercise of Rights or in connection with the exercise or conversion of securities exchangeable or convertible into capital stock of the Company or any of its Subsidiaries, transfer any assets to the Company or any of its Subsidiaries in exchange (in whole or in part) for shares of any class of capital stock of the Company or any of its Subsidiaries or for securities exercisable for or convertible into shares of any class of capital stock of the Company or any of its Subsidiaries or otherwise obtain from the Company or any of its Subsidiaries, with or without consideration, any additional shares of any class of capital stock of the Company or any of its Subsidiaries or securities exercisable for or convertible into shares of any class of capital stock of the Company or any of its Subsidiaries (other than as part of a pro rata distribution to all holders of such shares of any class of capital stock of the Company or any of its Subsidiaries), (3) shall sell, purchase, lease, exchange, mortgage, pledge, transfer or otherwise dispose (in one or more transactions), to, from, with or of, as the case may be, the Company or any of its subsidiaries, assets (including securities) on terms and conditions less favorable to the Company than the Company would be able to obtain in arm's-length negotiation with an unaffiliated third party, (4) shall receive any compensation from the Company or any of the Company's Subsidiaries other than compensation for full-time employment as a regular employee at rates in accordance with the Company's (or its Subsidiaries') past practices, or (5) shall receive the benefit, directly or indirectly (except proportionately as a shareholder), of any loans, advances, guarantees, pledges or other financial assistance or any tax credits or other tax advantage provided by the Company or any of its Subsidiaries, or

               (B) during such time as there is an Acquiring Person, there shall be any reclassification of securities (including any reverse stock split), or recapitalization of the Company, or any merger or consolidation of the Company with any of its Subsidiaries or any other transaction or series of transactions involving the Company or any Subsidiaries of the Company (whether or not with or into or otherwise involving an Acquiring Person) which has the effect, directly or indirectly, of increasing by more than 1% the proportionate share of the outstanding shares of any class of equity securities or of securities exercisable for or convertible into securities of the Company or any of its Subsidiaries which is directly or indirectly owned by any Acquiring Person or any Associate or Affiliate of any Acquiring Person,

then, and in each such case, proper provision shall be made so that each holder of a Right, except as provided below, shall thereafter have a right to receive, upon exercise thereof at the then current Purchase Price in accordance with the terms of this Agreement, in lieu of Preferred Shares, such number of Common Shares as shall equal the result obtained by (x) multiplying the then current Purchase Price by the then number of one one-hundredths of a Preferred Share for which a Right is then exercisable and dividing that product by (y) 50% of the current per share market price of the Common Shares (determined pursuant to Section 11(d)) on the fifth day after the earlier of the date of the occurrence or the date of the first public announcement of any one of the events listed above in this subparagraph (ii); provided, however, that if the transaction that would otherwise give rise to the foregoing adjustment is also subject to the provisions of Section 13 hereof then only the provisions of
Section 13 hereof shall apply and no adjustment shall be made pursuant to this Section 11(a)(ii). Notwithstanding the foregoing, upon the occurrence of any of the events listed above in this subparagraph (ii), any Rights that are or were on or after the earlier of the Distribution Date or Shares Acquisition Date beneficially owned by an Acquiring Person (or any Associate or Affiliate of such Acquiring Person) shall become void and any holder of such Rights shall thereafter have no right to exercise such Rights under any provision of this Agreement. The Company shall not enter into any transaction of the kind listed in this subparagraph (ii) if at the time of such transaction there are any rights, warrants, instruments or securities outstanding or any agreements or arrangements which, as a result of the consummation of such transaction, would eliminate or otherwise substantially diminish the benefits intended to be afforded by the Rights. Any Right Certificate issued pursuant to Section 3 that represents Rights beneficially owned by an Acquiring Person or any Associate or Affiliate thereof and any Right Certificate issued at any time upon the transfer of any Rights to an Acquiring Person or any Associate or Affiliate thereof or to any nominee of such Acquiring Person, Associate or Affiliate, and any Right Certificate issued pursuant to Section 6 or Section 11 upon transfer, exchange, replacement or adjustment of any other Right Certificate referred to in this sentence, shall contain the following legend:

          The Rights represented by this Right Certificate were issued to a Person who was an Acquiring Person or an Affiliate or an Associate of an Acquiring Person (as such terms are defined in the Rights Agreement). This Right Certificate and the Rights represented hereby may become void in the circumstances specified in Section 11(a)(ii) of the Rights Agreement.

               (iii)  In the event that there shall not be
sufficient Common Shares issued but not outstanding or authorized but unissued to permit the exercise in full of the Rights in accordance with the foregoing subparagraph (ii), the Company shall take all such action as may be necessary to authorize additional Common Shares for issuance upon exercise of the Rights.

          (b) In case the Company shall fix a record date for the issuance of rights, options or warrants to all holders of Preferred Shares entitling them (for a period expiring within 45 calendar days after such record date) to subscribe for or purchase Preferred Shares (or shares having the same rights, privileges and preferences as the Preferred Shares ("equivalent preferred shares")) or securities convertible into Preferred Shares or equivalent preferred shares at a price per Preferred Share or equivalent preferred share (or having a conversion price per share, if a security convertible into Preferred Shares or equivalent preferred shares) less than the current per share market price of the Preferred Shares (as defined in Section 11(d)) on such record date, the Purchase Price to be in effect after such record date shall be determined by multiplying the Purchase Price in effect immediately prior to such record date by a fraction, the numerator of which shall be the number of Preferred Shares outstanding on such record date plus the number of Preferred Shares which the aggregate offering price of the total number of Preferred Shares and/or equivalent preferred shares so to be offered (and/or the aggregate initial conversion price of the convertible securities so to be offered) would purchase at such current market price and the denominator of which shall be the number of Preferred Shares outstanding on such record date plus the number of additional Preferred Shares and/or equivalent preferred shares to be offered for subscription or purchase (or into which the convertible securities so to be offered are initially convertible). In case such subscription price may be paid in a consideration part or all of which shall be in a form other than cash, the value of such consideration shall be as determined in good faith by the Board of Directors of the Company, whose determination shall be described in a statement filed with the Rights Agent. Preferred Shares owned by or held for the account of the Company shall not be deemed outstanding for the purpose of any such computation. Such adjustment shall be made successively whenever such a record date is fixed; and in the event that such rights or warrants are not so issued, the Purchase Price shall be adjusted to be the Purchase Price which would then be in effect if such record date had not been fixed.

          (c) In case the Company shall fix a record date for the making of a distribution to all holders of the Preferred Shares (including any such distribution made in connection with a consolidation or merger in which the Company is the continuing corporation) of evidences of indebtedness or assets (other than a regular quarterly cash dividend or a dividend payable in Preferred Shares) or subscription rights or warrants (excluding those referred to in Section 11(b)), the Purchase Price to be in effect after such record date shall be determined by multiplying the Purchase Price in effect immediately prior to such record date by a fraction, the numerator of which shall be the current per share market price of the Preferred Shares (as defined in Section 11(d)) on such record date, less the fair market value (as determined in good faith by the Board of Directors of the Company, whose determination shall be described in a statement filed with the Rights Agent) of the portion of the assets or evidences of indebtedness so to be distributed or of such subscription rights or warrants applicable to one Preferred Share and the denominator of which shall be such current per share market price of the

Preferred Shares. Such adjustments shall be made successively whenever such a record date is fixed; and in the event that such distribution is not so made, the Purchase Price shall again be adjusted to be the Purchase Price which would then be in effect if such record date had not been fixed.

          (d) (i) For the purpose of any computation hereunder, the "current per share market price" of the Common Shares on any date shall be deemed to be the average of the daily closing prices per share of such Common Shares for the 30 consecutive Trading Days (as such term is hereinafter defined) immediately prior to such date; provided, however, that in the event that the current per share market price of the Common Shares is determined during a period following the announcement by the issuer of such Common Shares of a dividend or distribution on such Common Shares payable in such Common Shares or securities convertible into such Common Shares, and prior to the expiration of 30 Trading Days after the ex-dividend date for such dividend or distribution, then, and in each such case, the current market price shall be appropriately adjusted to reflect the current market price per Common Share equivalent. The closing price for each day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the Common Shares are not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the Common Shares are listed or admitted to trading or, if the Common Shares are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotations System ("NASDAQ") or such other system then in use, or, if on any such date the Common Shares are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Common Shares selected by the Board of Directors of the Company. The term "Trading Day" shall mean a day on which the principal national securities exchange on which the Common Shares are listed or admitted to trading is open for the transaction of business or, if the Common Shares are not listed or admitted to trading on any national securities exchange, a Monday, Tuesday, Wednesday, Thursday or Friday on which banking institutions in the State of New York are not authorized or obligated by law or executive order to close.

               (ii) For the purpose of any computation hereunder, the "current per share market price" of the Preferred Shares shall be determined in the same manner as set forth above for Common Shares in clause (i) of this Section 11(d). If the current per share market price of the Preferred Shares cannot be determined in the manner provided above, the "current per share market price" of the Preferred Shares shall be conclusively deemed to be the current per share market price of the Common Shares (appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date hereof), multiplied by one hundred. If neither the Common Shares nor the Preferred Shares are publicly held or so listed or traded, "current per share market price" shall mean the fair value per share as determined in good faith by the Board of Directors of the Company, whose determination shall be described in a statement filed with the Rights Agent.

          (e) No adjustment in the Purchase Price shall be required unless such adjustment would require an increase or decrease of at least 1% in the Purchase Price; provided, however, that any adjustments which by reason of this Section 11(e) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this
Section 11 shall be made to the nearest cent or to the nearest ten-thousandth of a Common Share or one-millionth of a Preferred Share as the case may be. Notwithstanding the first sentence of this Section 11(e), any adjustment required by this Section 11 shall be made no later than the earlier of (i) three years from the date of the transaction which requires such adjustment or (ii) the date of the expiration of the right to exercise any Rights.

          (f)  If as a result of an adjustment made pursuant to
Section 11(a), the holder of any Right thereafter exercised shall become entitled to receive any shares of capital stock of the Company other than Preferred Shares, thereafter the number of such other shares so receivable upon exercise of any Right shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the shares contained in Section 11(a) through (c), inclusive, and the provisions of Sections 7, 9, 10 and 13 with respect to the Preferred Shares shall apply on like terms to any such other shares.

          (g) All Rights originally issued by the Company subsequent to any adjustment made to the Purchase Price hereunder shall evidence the right to purchase, at the adjusted Purchase Price, the number of Preferred Shares purchasable from time to time hereunder upon exercise of the Rights, all subject to further adjustment as provided herein.

          (h) Unless the Company shall have exercised its election as provided in Section 11(i), upon each adjustment of the Purchase Price as a result of the calculations made in Section 11(b) and (c), each Right outstanding immediately prior to the making of such adjustment shall thereafter evidence the right to purchase, at the adjusted Purchase Price per one one-hundredth of a Preferred Share, that number of one one-hundredths of a Preferred Share (calculated to the nearest one-millionth of a Preferred Share) obtained by (i) multiplying (x) the number of one one-hundredths of a Preferred Share covered by a Right immediately prior to this adjustment by (y) the Purchase Price in effect immediately prior to such adjustment of the Purchase Price and
(ii) dividing the product so obtained by the Purchase Price in effect immediately after such adjustment of the Purchase Price.

          (i) The Company may elect on or after the date of any adjustment of the Purchase Price to adjust the number of Rights, in substitution for any adjustment in the number of Preferred Shares purchasable upon the exercise of a Right. Each of the

Rights outstanding after such adjustment of the number of Rights shall be exercisable for the number of one one-hundredths of a Preferred Share for which a Right was exercisable immediately prior to such adjustment. Each Right held of record prior to such adjustment of the number of Rights shall become that number of Rights (calculated to the nearest ten-thousandth) obtained by dividing the Purchase Price in effect immediately prior to adjustment of the Purchase Price by the Purchase Price in effect immediately after adjustment of the Purchase Price. The Company shall make a public announcement of its election to adjust the number of Rights, indicating the record date for the adjustment, and, if known at the time, the amount of the adjustment to be made. This record date may be the date on which the Purchase Price is adjusted or any day thereafter, but, if the Right Certificates have been issued, shall be at least 10 days later than the date of the public announcement. If Right Certificates have been issued, upon each adjustment of the number of Rights pursuant to this Section 11(i), the Company shall, as promptly as practicable, cause to be distributed to holders of record of Right Certificates on such record date Right Certificates evidencing, subject to Section 14 hereof, the additional Rights to which such holders shall be entitled as a result of such adjustment, or, at the option of the Company, shall cause to be distributed to such holders of record in substitution and replacement for the Right Certificates held by such holders prior to the date of adjustment, and upon surrender thereof, if required by the Company, new Right Certificates evidencing all the Rights to which such holders shall be entitled after such adjustment. Right Certificates so to be distributed shall be issued, executed and countersigned in this manner provided for herein and shall be registered in the names of the holders of record of Right Certificates on the record date specified in the public announcement.

          (j) Irrespective of any adjustment or change in the Purchase Price or the number of one-hundredths of a Preferred Share issuable upon the exercise of the Rights, the Right Certificates theretofore and thereafter issued may continue to express the Purchase Price per one one-hundredth of a share and the number of shares which were expressed in the initial Right Certificates issued hereunder.

          (k) Before taking any action that would cause an adjustment reducing the Purchase Price below one one-hundredth of the then par value, if any, of the Preferred Shares issuable upon exercise of the Rights, the Company shall take any corporate action which may, in the opinion of its counsel, be necessary in order that the Company may validly and legally issue fully paid and nonassessable (except to the extent provided by Section 180.40(6) of the Wisconsin Business Corporation Law) Preferred Shares at such adjusted Purchase Price.

          (l) In any case in which this Section 11 shall require that an adjustment in the Purchase Price be made effective as of a record date for a specified event, the Company may elect to defer until the occurrence of such event the issuing to the holder of any Right exercised after such record date of the Preferred Shares and other capital stock or securities of the Company, if any, issuable upon such exercise over and above the Preferred Shares and other capital stock or securities of the Company, if any, issuable upon such exercise on the basis of the Purchase Price in effect prior to such adjustment; provided, however, that the Company shall deliver to such holder a due bill or other appropriate instrument evidencing such holder's right to receive such additional shares upon the occurrence of the event requiring such adjustment.

          (m) Anything in this Section 11 to the contrary notwithstanding, the Company shall be entitled to make such reductions in the Purchase Price, in addition to those adjustments expressly required by this Section 11, as and to the extent that it in its sole discretion shall determine to be advisable in order that any consolidation or subdivision of the Preferred Shares, issuance wholly for cash of any of Preferred Shares at less than the current market price, issuance wholly for cash of Preferred Shares or securities which by their terms are convertible into or exchangeable for Preferred Shares, dividends on Preferred Shares payable in Preferred Shares or issuance of rights, options or warrants referred to hereinabove in subsection (b) of this Section 11, hereafter made by the Company to holders of its Preferred Shares shall not be taxable to such shareholders.

          (n) In the event that at any time after the date of this Agreement and prior to the Distribution Date, the Company shall (i) declare or pay any dividend on the Common Shares payable in Common Shares or (ii) effect a subdivision, combination or consolidation of the Common Shares (by reclassification or otherwise than by payment of dividends in Common Shares) into a greater or lesser number of Common Shares, then in any such case
(x) the number of one one-hundredths of a Preferred Share purchasable after such event upon proper exercise of each Right shall be determined by multiplying the number of one one-hundredths of a Preferred Share so purchasable immediately prior to such event by a fraction, the numerator of which is the number of Common Shares outstanding immediately before such event and the denominator of which is the number of Common Shares outstanding immediately after such event and (y) action shall be taken such that each Common Share outstanding immediately after such event shall have issued with respect to it that number of Rights which each Common Share outstanding immediately prior to such event had issued with respect to it. The adjustments provided for in this Section 11(n) shall be made successively whenever such a dividend is declared or paid or such a subdivision, combination or consolidation is effected. If an event occurs which would require an adjustment under Section 11(a)(ii) and this Section 11(n), the adjustments provided for in this Section 11(n) shall be in addition and prior to any adjustment required pursuant to Section 11(a)(ii).

          Section 12. Certificate of Adjusted Purchase Price or Number of Shares. Whenever an adjustment is made as provided in Sections 11 and 13 hereof, the Company shall (a) promptly prepare a certificate setting forth such adjustment, and a brief statement of the facts accounting for such adjustment, (b) promptly file with the Rights Agent and with each transfer agent for the Common Shares and the Preferred Shares a copy of such certificate and (c) mail a brief summary thereof to each holder of a Right Certificate in accordance with Section 25 hereof.

          Section 13. Consolidation, Merger or Sale or Transfer of Assets or Earning Power. In the event, directly or indirectly,
(a) the Company shall consolidate with, or merge with and into, any other Person (other than any employee benefit plan of the Company, or any entity holding Common Shares for or pursuant to the terms of any such plan), (b) any Person (other than any employee benefit plan of the Company, or any entity holding Common Shares for or pursuant to the terms of any such plan) shall consolidate with the Company, or merge with and into the Company and the Company shall be the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the Common Shares shall be changed into or exchanged for stock or other securities of any other Person (or the Company) or cash or any other property, or (c) the Company shall sell or otherwise transfer (or one or more of its Subsidiaries shall sell or otherwise transfer), in one or more transactions, assets or earning power aggregating more than 50% of the assets or earning power of the Company and its Subsidiaries (taken as a whole) to any other Person other than the Company or one or more of its wholly-owned Subsidiaries, then, and in each such case, proper provision shall be made so that (i) each holder of a Right (except as otherwise provided herein) shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price in accordance with the terms of this Agreement, such number of Common Shares of such other Person (including the Company as successor thereto or as the surviving corporation) as shall be equal to the result obtained by (X) multiplying the then current Purchase Price by the number of one one-hundredths of a Preferred Share for which a Right is then exercisable (without taking into account any adjustment previously made pursuant to Section 11(a)(ii)) and dividing that product by (Y) 50% of the current per share market price of the Common Shares of such other Person (determined pursuant to Section 11(d)) on the date of consummation of such consolidation, merger, sale or transfer; (ii) the issuer of such Common Shares shall thereafter be liable for, and shall assume, by virtue of such consolidation, merger, sale or transfer, all the obligations and duties of the Company pursuant to this Agreement; (iii) the term "Company" shall thereafter be deemed to refer to such issuer; and (iv) such issuer shall take such steps (including, but not limited to, the reservation of a sufficient number of shares of its Common Shares in accordance with Section
9) in connection with such consummation as may be necessary to assure that the provisions hereof shall thereafter be applicable, as nearly as reasonably may be, in relation to the shares of its Common Shares thereafter deliverable upon the exercise of the Rights. The Company shall not enter into any transaction of the kind referred to in this Section 13 if at the time of such transaction there are any rights, warrants, instruments or securities outstanding or any agreements or arrangements which, as a result of the consummation of such transaction, would eliminate or otherwise substantially diminish the benefits intended to be afforded by the Rights. The Company shall not consummate any such consolidation, merger, sale or transfer unless prior thereto the Company and such issuer shall have executed and delivered to the Rights Agent a supplemental agreement so providing. The provisions of this Section 13 shall similarly apply to successive mergers or consolidations or sales or other transfers.

          Section 14.  Fractional Rights and Fractional Shares.
(a) The Company shall not be required to issue fractions of Rights or to distribute Right Certificates which evidence fractional Rights. In lieu of such fractional Rights, there shall be paid to the registered holders of the Right Certificates with regard to which such fractional Rights would otherwise be issuable, an amount in cash equal to the same fraction of the current market value of a whole Right. For the purposes of this
Section 14(a), the current market value of a whole Right shall be the closing price of the Rights for the Trading Day immediately prior to the date on which such fractional Rights would have been otherwise issuable. The closing price for any day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the Rights are not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the Rights are listed or admitted to trading or, if the Rights are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by NASDAQ or such other system then in use or, if on any such date the Rights are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Rights selected by the Board of Directors of the Company. If on any such date no such market maker is making a market in the Rights the fair value of the Rights on such date as determined in good faith by the Board of Directors of the Company shall be used.

          (b) The Company shall not be required to issue fractions of Preferred Shares (other than fractions which are integral multiples of one one-hundredth of a Preferred Share) upon exercise of the Rights or to distribute certificates which evidence fractional Preferred Shares (other than fractions which are integral multiples of one one-hundredth of a Preferred Share).

Fractions of Preferred Shares in integral multiples of one one-hundredth of a Preferred Share may, at the election of the Company, be evidenced by depositary receiPts, pursuant to an appropriate agreement between the Company and a depositary selected by it, provided that such agreement shall provide that the holders of such depositary receipts shall have all the rights, privileges and preferences to which they are entitled as beneficial owners of the Preferred Shares. In lieu of fractional Preferred Shares that are not integral multiples of one one-hundredth of a Preferred Share, the Company shall pay to the registered holders of Right Certificates at the time such Rights are exercised as herein provided an amount in cash equal to the same fraction of the current market value of one Preferred Share. For purposes of this Section 14(b), the current market value of a Preferred Share stall be the closing price of a Preferred Share (as determined pursuant to the second sentence of Section 11(d)) for the Trading Day immediately prior to the date of such exercise.

          (c) The holder of a Right by the acceptance of the Rights expressly waives his right to receive any fractional Rights or any fractional shares upon exercise of a Right.

          Section 15. Rights of Action. All rights of action in respect of this Agreement, excepting the rights of action given to the Right Agent under Section 18 hereof, are vested in the respective registered holders of the Right Certificates (and, prior to the Distribution Date, the registered holders of the Common Shares); and any registered holder of any Right Certificate (or, prior to the Distribution Date, of the Common Shares), without the consent of the Rights Agent or of the holder of any other Right Certificate (or, prior to the Distribution Date, of the Common Shares), may, in his own behalf and for his own benefit, enforce, and may institute and maintain any suit, action or proceeding against the Company to enforce, or otherwise act in respect of, his right to exercise the Rights evidenced by such Right Certificate in the manner provided in such Right Certificate and in this Agreement. Without limiting the foregoing or any remedies available to the holders of Rights, it is specifically acknowledged that the holders of Rights would not have an adequate remedy at law for any breach of this Agreement and will be entitled to specific performance of the obligations under, and injunctive relief against actual or threatened violations of, the obligations of any Person subject to this Agreement.

          Section 16. Agreement of Right Holders. Every holder of a Right, by accepting the same, consents and agrees with the Company and the Rights Agent and with every other holder of a Right that:

          (a) prior to the Distribution Date, the Rights will be transferable only in connection with the transfer of the Common
Shares;

          (b) after the Distribution Date, the Right Certificates are transferable only on the registry books of the Rights Agent if surrendered at the principal office of the Rights Agent in Milwaukee, Wisconsin, duly endorsed or accompanied by a proper instrument of transfer; and

          (c) the Company and the Rights Agent may deem and treat the person in whose name the Right Certificate (or, Prior to the Distribution Date, the associated Common Shares certificate) is registered as the absolute owner thereof and of the Rights evidenced thereby (notwithstanding any notations of ownership or writing on the Right Certificates or the associated Common Shares certificate made by anyone other than the Company or the Rights Agent) for all purposes whatsoever, and neither the Company nor the Rights Agent shall be affected by any notice to the contrary.

          Section 17. Right Certificate Holder Not Deemed a Shareholder. No holder, as such, of any Right Certificate shall be entitled to vote, receive dividends or be deemed for any purpose the holder of the Preferred Shares or any other securities of the Company which may at any time be issuable on the exercise of the Rights represented thereby, nor shall anything contained heroin or in any Right Certificate be construed to confer upon the holder of any Right Certificate, as such, any of the rights of a shareholder of the Company or any right to vote for the election of directors or upon any matter submitted to shareholders at any meeting thereof, or to give or withhold consent to any corporate action, or to receive notice of meetings or other actions affecting shareholders (except as provided in Section 24), or to receive dividends or subscription rights, or otherwise, until the Right or Rights evidenced by such Right Certificate shall have been exercised in accordance with the provisions hereof.

          Section 18. Concerning the Rights Agent. The Company agrees to pay to the Rights Agent reasonable compensation for all services rendered by it hereunder and, from time to time, on demand of the Rights Agent, it's reasonable expenses and counsel fees and other disbursements incurred in the administration and execution of this Agreement and the exercise and performance of its duties hereunder. The Company also agrees to indemnify the Rights Agent for, and to hold it harmless against, any loss, liability, or expense, incurred without negligence, bad faith or willful misconduct on the part of the Rights Agent, for anything done or omitted by the Rights Agent in connection with the acceptance and administration of this Agreement, including the costs and expenses of defending against any claim of liability in the premises.

          The Rights Agent shall be protected and shall incur no liability for, or in respect of any action taken, suffered or omitted by it in connection with, its administration of this Agreement in reliance upon any Right Certificate or certificate for the Preferred Shares or Common Shares or for other securities of the Company, instrument of assignment or transfer, power of attorney, endorsement, affidavit, letter, notice, direction, consent, certificate, statement, or other paper or document believed by it to be genuine and to be signed, executed and, where necessary, verified or acknowledged, by the proper person or persons, or otherwise upon the advice of its counsel as set forth in Section 20 hereof.

          Section 19. Merger or Consolidation or Change of Name of Rights Agent. Any corporation into which the Rights Agent or any successor Rights Agent may be merged or with which it may be consolidated, or any corporation resulting from any merger or consolidation to which the Rights Agent or any successor Rights Agent shall be a party, or any corporation succeeding to the corporate trust business of the Rights Agent or any successor Rights Agent, shall be the successor to the Rights Agent under this Agreement without the execution or filing of any paper or any further act on the part of any of the parties hereto, provided that such corporation would be eligible for appointment as a successor Rights Agent under the provisions of Section 21. In case at the time such successor Rights Agent shall succeed to the agency created by this Agreement, any of the Right Certificates shall have been countersigned but not delivered, any such successor Rights Agent may adopt the countersignature of the predecessor Rights Agent and deliver such Right Certificates so countersigned; and in case at that time any of the Right Certificates shall not have been countersigned, any successor Rights Agent may countersign such Right Certificates either in the name of the predecessor Rights Agent or in the name of the successor Rights Agent; and in all such cases such Right Certificates shall have the full force provided in the Right Certificates and in this Agreement.

          In case at any time the name of the Rights Agent shall be changed and at such time any of the Right Certificates shall have been countersigned but not delivered, the Rights Agent may adopt the countersignature under its prior name and deliver Right Certificates so countersigned; and in case at that time any of the Right Certificates shall not have been countersigned, the Rights Agent may countersign such Right Certificates either in its prior name or in its changed name; and in all such cases such Right Certificates shall have the full force provided in the Right Certificates and in this Agreement.

          Section 20. Duties of Rights Agent. The Rights Agent undertakes the duties and obligations imposed by this Agreement upon the following terms and conditions, by all of which the Company and the holders of Right Certificates, by their acceptance thereof, shall be bound:

          (a)  The Rights Agent may consult with legal counsel
(who may be legal counsel for the Company), and the opinion of such counsel shall be full and complete authorization and protection to the Rights Agent as to any action taken or omitted by it in good faith and in accordance with such opinion.

          (b) Whenever in the performance of its duties under this Agreement the Rights Agent shall deem it necessary or desirable that any fact or matter be proved or established by the Company prior to taking or suffering any action hereunder, such fact or matter (unless other evidence in respect thereof be herein specifically prescribed) may be deemed to be conclusively proved and established by a certificate signed by any one of the Chairman of the Board, the President, any Vice President, the Treasurer or the Secretary of the Company and delivered to the Rights Agent; and such certificate shall be full authorization to the Rights Agent for any action taken or suffered in good faith by it Under the provisions of this Agreement in reliance upon such certificate.

          (c) The Rights Agent shall be liable hereunder to the Company and any other Person only for its own negligence, bad faith or willful misconduct.

          (d) The Rights Agent shall not be liable for or by reason of any of the statements of fact or recitals contained in this Agreement or in the Right Certificates (except its countersignature thereof) or be required to verify the same, but all such statements and recitals are and shall be deemed to have been made by the Company only.

          (e)  The Rights Agent shall not be under any
responsibility in respect of the validity of this Agreement or the execution and delivery hereof (except the due execution hereof by the Rights Agent) or in respect of the validity or execution of any Right Certificate (except its countersignature thereof); nor shall it be responsible for any breach by the Company of any covenant or condition contained in this Agreement or in any Right

Certificate; nor shall it be responsible for any change in the exercisability of the Rights (including the Rights becoming void pursuant to Section 11(a)(ii) hereof) or any adjustment in the terms of the Rights (including the manner, method or amount thereof) provided for in Sections 3, 11, 13 or 23, or the ascertaining of the existence of facts that would require any such change or adjustment (except with respect to the exercise of Right evidenced by Right Certificates after actual notice that such change or adjustment is required); nor shall it by any act hereunder be deemed to make any representation or warranty as to the authorization or reservation of any Preferred Shares to be issued pursuant to this Agreement or any Right Certificate or as to whether any Preferred Shares will, when issued, be validly authorized and issued, fully paid and nonassessable.

          (f) The Company agrees that it will perform, execute, acknowledge and deliver or cause to be performed, executed, acknowledged and delivered all such further and other acts, instruments and assurances as may reasonably be required by the Rights Agent for the carrying out or performing by the Rights Agent of the provisions of this Agreement.

          (g) The Rights Agent is hereby authorized and directed to accept instructions with respect to the performance of its duties hereunder from any one of the Chairman of the Board, the President, any Vice President, the Secretary or the Treasurer of the Company, and to apply to such officers for advice or instructions in connection with its duties, and it shall not be liable for any action taken or suffered to be taken by it in good faith in accordance with instructions of any such officer.

          (h) The Rights Agent and any shareholder, director, officer or employee of the Rights Agent may buy, sell or deal in any of the Rights or other securities of the Company or become pecuniarily interested in any transaction in which the Company may be interested, or contract with or lend money to the Company or otherwise act as fully and freely as though it were not Rights Agent under this Agreement. Nothing herein shall preclude the Rights Agent from acting in any other capacity for the Company or for any other legal entity.

          (i) The Rights Agent may execute and exercise any of the rights or powers hereby vested in it or perform any duty hereunder either itself or by or through its attorneys or agents, and the Rights Agent shall not be answerable or accountable for any act, default, neglect or misconduct of any such attorneys or agents or for any loss to the Company resulting from any such act, default, neglect or misconduct, provided reasonable care was exercised in the selection and continued employment thereof.

          Section 21. Change of Rights Agent. The Rights Agent or any successor Rights Agent may resign and be discharged from its duties under this Agreement upon 30 days' notice in writing mailed to the Company and to each transfer agent of the Common Shares and Preferred Shares by registered or certified mail, and to the holders of the Right Certificates by first-class mail. The Company may remove the Rights Agent or any successor Rights Agent upon 30 days' notice in writing, mailed to the Rights Agent or successor Rights Agent, as the case may be, and to each transfer agent of the Common Shares and Preferred Shares by registered or certified mail, and to the holders of the Right Certificates by first-class mail. If the Rights Agent shall resign or be removed or shall otherwise become incapable of acting, the Company shall appoint a successor to the Rights Agent. If the Company shall fail to make such appointment within a period of 30 days after giving notice of such removal or after it has been notified in writing of such resignation or incapacity by the resigning or incapacitated Rights Agent or by the holder of a Right Certificate (who shall, with such notice, submit his Right Certificate for inspection by the Company), then the registered holder of any Right Certificate may apply to any court of competent jurisdiction for the appointment of a new Rights Agent. Any successor Rights Agent, whether appointed by the Company or by such a court, shall be a corporation organized and doing business under the laws of the United States or of a state of the United States, in good standing, having a principal office in the State of New York, Illinois or Wisconsin, which is authorized under such laws to exercise corporate trust powers and is subject to supervision or examination by federal or state authority and which has at the time of its appointment as Rights Agent a combined capital and surplus of at least $50 million. After appointment, the successor Rights Agent shall be vested with the same powers, rights, duties and responsibilities as if it had been originally named as Rights Agent without further act or deed; but the predecessor Rights Agent shall deliver and transfer to the successor Rights Agent any property at the time held by it hereunder, and execute and deliver any further assurance, conveyance, act or deed necessary for the purpose. Not later than the effective date of any such appointment the Company shall file notice thereof in writing with the predecessor Rights Agent and each transfer agent of the Common Shares and Preferred Shares, and mail a notice thereof in writing to the registerer holders of the Right Certificates. Failure to give any notice provided for in this Section 21, however, or any defect therein, shall not affect the legality or validity of the resignation or removal of the Rights Agent or the appointment of the successor Rights Agent, as the case may be.

          Section 22. Issuance of New Right Certificates. Notwithstanding any of the provisions of this Agreement or of the Rights to the contrary, the Company may, at its option, issue new Right Certificates evidencing Rights in such form as may be approved by its Board of Directors to reflect any adjustment or change in the Purchase Price per share and the number or kind or class of shares or other securities or property purchasable under the Right Certificates made in accordance with the provisions of this Agreement.

          Section 23. Redemption. (a) The Board of Directors of the Company may, at its option, at any time prior to such time as any Person becomes an Acquiring Person redeem all but not less than all the then outstanding Rights at a redemption price of $.05 per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date hereof (such redemption price being hereinafter referred to as the "Redemption Price").

               (b) Immediately upon the action of the Board of Directors of the Company ordering the redemption of the Rights, and without any further action and without any notice, the right to exercise the Rights will terminate and the only right thereafter of the holders of Rights shall be to receive the Redemption Price. Within 10 days after the action of the Board of Directors ordering the redemption of the Rights, the Company shall give notice of such redemption to the holders of the then outstanding Rights by mailing such notice to all such holders at their last addresses as they appear upon the registry books of the Rights Agent or, prior to the Distribution Date, on the registry books of the Transfer Agent for the Common Shares. Any notice which is mailed in the manner herein provided shall be deemed given, whether or not the holder receives the notice. Each such notice of redemption will state the method by which the payment of the Redemption Price will be made. Neither the Company nor any of its Affiliates or Associates may redeem, acquire or purchase for value any Rights at any time in any manner other than that specifically set forth in this Section 23, and other than in connection with the purchase of Common Shares prior to the Distribution Date.

          Section 24. Notice of Certain Events. In case the Company shall propose (a) to pay any dividend payable in stock of any class to the holders of its Preferred Shares or to make any other distribution to the holders of its Preferred Shares (other than a regular quarterly cash dividend) or (b) to offer to the holders of its Preferred Shares rights or warrants to subscribe for or to purchase any additional Preferred Shares or shares of stock of any class or any other securities, rights or options, or
(c) to effect any reclassification of its Preferred Shares (other than a reclassification involving only the subdivision of outstanding Preferred Shares), or (d) to effect any consolidation or merger into or with, or to effect any sale or other transfer (or to permit one or more of its Subsidiaries to effect any sale or other transfer), in one or more transactions, of more than 50% of the assets or earning power of the Company and its Subsidiaries (taken as a whole) to, any other Person, or (e) to effect the liquidation, dissolution or winding up of the Company, then, in each such case, the Company shall give to each holder of a Right Certificate, in accordance with Section 25 hereof, a notice of such proposed action, which shall specify the record date for the purposes of such stock dividend, or distribution of rights or warrants, or the date on which such reclassification, con-solidation, merger, sale, transfer, liquidation, dissolution, or winding up is to take place and the date of participation therein by the holders of the Common Shares and/or Preferred Shares, if any such date is to be fixed, and such notice shall be so given in the case of any action covered by clause (a) or (b) above at least 20 days prior to the record date for determining holders of the Preferred Shares for purposes of such action, and in the case of any such other action, at least 20 days prior to the date of the taking of such proposed action or the date of participation therein by the holders of the Common Shares and/or Preferred Shares, whichever shall be the earlier.

          In case any of the events set forth in Section 11(a)(ii) of this Agreement shall occur, then, in any such case, the Company shall as soon as practicable thereafter give to each holder of a Right Certificate, in accordance with Section 25 hereof, A notice of the occurrence of such event, which shall specify the event and the consequences of the event to holders of Rights under Section 11(a)(ii) hereof.

          Section 25. Notices. Notices or demands authorized by this Agreement to be given or made by the Rights Agent or by the holder of any Right Certificate to or on the Company shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Rights Agent) as follows:

                    Mosinee Paper Corporation
                    1244 Kronenwetter Drive
                    Mosinee, Wisconsin 54455

                    Attention:  Secretary

Subject to the provisions of Section 21 hereof, any notice or demand authorized by this Agreement to be given or made by the Company or by the holder of any Right Certificate to or on the Rights Agent shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Company) as follows:

                    M&I Marshall & Ilsley Bank
                    __________________________
                    Milwaukee, Wisconsin

                    Attention:  ______________

Notices or demands authorized by this Agreement to be given or made by the Company or the Rights Agent to the holder of any Right Certificate shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed to such holder at the address of such holder as shown on the registry books of the Company.

          Section 26. Supplements and Amendments. The Company and the Rights Agent may from time to time supplement or amend this Agreement without the approval of any holders of Right Certificates in order to cure any ambiguity, to correct or supplement any provision contained herein which may be defective or inconsistent with any other provisions herein, or to make any other provisions in regard to matters or questions arising hereunder, which the Company and the Rights Agent may deem necessary or desirable, including but not limited to extending the Final Expiration Date and, provided that at the time of such amendment there is no Acquiring Person, the period of time during which the Rights may be redeemed, and which shall not adversely affect the interests of the holders of Right Certificates.

          Section 27.  Successors.  All the covenants and
provisions of this Agreement by or for the benefit of the Company or the Rights Agent shall bind and inure to the benefit of their respective successors and assigns hereunder.

          Section 28. Benefits of this Agreement. Nothing in this Agreement shall be construed to give to any person or corporation other than the Company, the Rights Agent and the registered holders of the Right Certificates (and, prior to the

Distribution Date, the Common Shares) any legal or equitable right, remedy or claim under this Agreement; but this Agreement shall be for the sole and exclusive benefit of the Company, the Rights Agent and the registered holders of the Right Certificates (and, prior to the Distribution Date, the Common Shares).

          Section 29. Severability. If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction or other authority to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

          Section 30.  Governing Law.  This Agreement and each
Right Certificate issued hereunder shall be deemed no be a contract made under the laws of the State of Wisconsin and for all purposes shall be governed by and construed in accordance with the laws of such State applicable to contracts to be made and performed entirely within such State.

          Section 31.  Counterparts.  This Agreement may be
executed in any number of counterparts and each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts shall together constitute but one and the same instrument.

          Section 32. Descriptive Headings. Descriptive headings of the several Sections of this Agreement are inserted for convenience only and shall not control or affect the meaning or construction of any of the provisions hereof.

          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and their respective corporate seals to be hereunto affixed and attested, all as of the day and year first above written.


                                   MOSINEE PAPER CORPORATION

Attest:


By:___________________________     By:___________________________
   Title:                                 Title:


                                   M&I MARSHALL & ILSLEY BANK

Attest:


By:___________________________     By:___________________________
   Title:                                 Title:

                                                         Exhibit A
                                                         ---------


                           FORM OF

                  CERTIFICATE OF AMENDMENT

                             of

             RESTATED ARTICLES OF INCORPORATION

                             of

                  MOSINEE PAPER CORPORATION


          It is hereby certified that:

          1. The name of the corporation (hereinafter called the "Corporation") is Mosinee Paper Corporation.

          2. The following resolution has been adopted by the Board of Directors pursuant to Section 180.12 of the Wisconsin
Business Corporation Act:

          RESOLVED, that pursuant to the authority granted to and vested in the Board of Directors of this Corporation (hereinafter called the "Board of Directors" or the "Board") in accordance with the provisions of the Corporation's Restated Articles,of Incorporation; as amended, the Board of Directors hereby creates a series of Preferred Stock, par value $1.00 per share, of the Corporation and hereby states the designation and number of shares, and fixes the relative rights, preferences, and limitations thereof (in addition to the provisions set forth in the Restated Articles of Incorporation of the Corporation, which are applicable to the Preferred Stock of all classes and series) as follows, so that Article 4(a) of the Corporation's Restated Articles of Incorporation be, and it hereby is, amended by inserting therein the following Section 6 immediately preceding
Article 4(b):

          6.   Preferred Stock-Series A:

          A. Designation and Amount. The shares of such series shall be designated as "Series A Junior Participating Preferred Stock" (the "Series A Preferred Stock") and the number of shares constituting such series shall be 150,000. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Series A Preferred Stock to a number less than that of the shares then outstanding.

          B.   Dividends and Distributions.
               ---------------------------

          (I) Subject to the prior and superior rights of the holders of any shares of any series of capital stock of the

     Corporation ranking prior and superior to the shares of Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock, in preference to the holders of Common Stock and of any other junior stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the first day of March, June, September and December in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of
     (a) $5 or (b) subject to the provision for adjustment hereinafter set forth, 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, other than a dividend payable in shares of Common Stock, par value $2.50 per share, of the Corporation (the "Common Stock") or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Preferred Stock. In the event the Corporation shall at any time declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

          (II) The Corporation shall declare a dividend or distribution on the Series A Preferred Stock as provided in paragraph (I) of this Section 6(B) immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $5 per share on the Series A ?referred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

          (III) Dividends shall begin to accrue and be cumulative on outstanding shares of Series A Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of Series A Preferred Stock, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series A Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date.
     Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series A Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall he allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Series A Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be not more than 60 days prior to the date fixed for the payment thereof.

          C.   Voting Rights.  The holders of shares of Series A
Preferred Stock shall have the following voting rights:

          (I) Each share of Series A Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the shareholders of the Corporation. In the event the Corporation shall at any time declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the number of votes per share to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

          (II) Except as otherwise provided herein or by law, the holders of shares of Series A Preferred Stock and the holders of shares of Common Stock shall vote together as one class on all matters submitted to a vote of shareholders of the Corporation.

          (III) Except as set forth herein, holders of Series A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

          D.   Certain Restrictions.
               --------------------

          (I) Whenever quarterly dividends or other dividends or distributions payable on the Series A Preferred Stock as provided in Section B are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series A Preferred Stock outstanding shall have been paid in full, the Corporation shall not:

               (i) declare or pay dividends on, make any other distributions on, or redeem or purchase or otherwise acquire for consideration any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock;

               (ii) declare or pay dividends on or make any other distributions on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, except dividends paid ratably on the Series A Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

               (iii) redeem or purchase or otherwise acquire for consideration shares of any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series A Preferred Stock; or

               (iv)  purchase or otherwise acquire for
          consideration any shares of Series A Preferred Stock, or any shares of stock ranking on a parity with the Series A Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

          (II) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph (I) of this Section D purchase or otherwise acquire such shares at such time and in such manner.

          E. Reacquired Shares. Any shares of Series A Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein.

          F. Liquidation, Dissolution or Winding Up. Upon any liquidation, dissolution or winding up of the Corporation, no distribution shall be made (1) to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock unless, prior thereto, the holders of shares of Series A Preferred Stock shall have received $100 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, provided that the holders of shares of Series A Preferred Stock shall be entitled to receive an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to 100 times the aggregate amount to be distributed per share to holders of Common Stock, or (2) to the holders of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, except distributions made ratably on the Series A Preferred Stock and all other such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding up. In the event the Corporation shall at any time declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the aggregate amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event under the proviso in clause (1) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

          G. Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case the shares of Series A Preferred Stock shall at the same time be similarly exchanged or changed in an amount per share (subject to the provision for adjustment hereinafter set forth) equal to the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise) into a greater or lesser number of shares of Common Stock, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series A Preferred Stock shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

          H.   No Redemption.  The shares of Series A Preferred
Stock shall not be redeemable.

          I. Amendment. The Restated Articles of Incorporation, as amended, of the Corporation shall not be amended in any manner which would materially alter or change the powers, preferences or special rights of the Series A Preferred Stock so as to affect them adversely without the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series A Preferred Stock, voting together as a single series.

          3. Said resolution is the resolution duly adopted by the Board of Directors of the Corporation on June 26, 1986, pursuant to authority granted under Section 180.12 of the Wisconsin Business Corporation Act.

          4. The Restated Articles of Incorporation are amended so that the designation and number of shares of the class and series acted upon in the foregoing resolution, and the relative rights, preferences and limitations of such class and series, are as stated in the resolution.

          IN WITNESS WHEREOF, this Certificate of Amendment of the Restated Articles of Incorporation is executed on behalf of the Corporation by its President and its Secretary, and sealed with the seal of the Corporation, on this _____th day of June, 1986.


                              MOSINEE PAPER CORPORATION



                              By:_________________________________
                                 James L. Kemerling
[SEAL]                           President and
                                   Chief Executive Officer



                              By:______________________________
                                 Daniel G. Briner
                                 Vice President-Finance,
                                   Secretary and Treasurer

                                                         Exhibit B
                                                         ---------

                 [Form of Right Certificate]


Certificate No. R-                                _________ Rights


          NOT EXERCISABLE AFTER JULY 10, 1996 OR EARLIER IF NOTICE OF REDEMPTION IS GIVEN. THE RIGHTS ARE SUBJECT TO REDEMPTION AT $.05 PER RIGHT ON THE TERMS SET FORTH IN THE RIGHTS AGREEMENT. UNDER CERTAIN CIRCUMSTANCES, RIGHTS BENEFICIALLY OWNED BY ACQUIRING PERSONS (AS DEFINED IN SECTION 11(a)(ii) OF THE RIGHTS AGREEMENT) OR ANY SUBSEQUENT HOLDER OF SUCH RIGHTS MAY BECOME NULL AND VOID. [THE RIGHTS REPRESENTED BY THIS RIGHT CERTIFICATE WERE ISSUED TO A PERSON WHO WAS AN ACQUIRING PERSON OR AN AFFILIATE OR AN ASSOCIATE OF AN ACQUIRING PERSON (AS SUCH TERMS ARE DEFINED IN THE RIGHTS AGREEMENT). THIS RIGHT CERTIFICATE AND THE RIGHTS REPRESENTED HEREBY MAY BECOME VOID IN THE CIRCUMSTANCES SPECIFIED IN SECTION 11(a)(ii) OF THE RIGHTS AGREEMENT.]*

     * The portion of the legend in brackets shall be inserted only if applicable.


                      Right Certificate

                  Mosinee Paper Corporation

          This certifies that ________________, or registered assigns, is the registered owner of the number of Rights set forth above, each of which entitles the owner thereof, subject to the terms, provisions and conditions of the Rights Agreement dated as of June 26, 1986 (the "Rights Agreement") between Mosinee Paper Corporation, a Wisconsin corporation (the "Company"), and M&I Marshall & Ilsley Bank (the "Rights Agent"), to purchase from the Company at any time after the Distribution Date (as such term is defined in the Rights Agreement) and prior to 5:00 P.M. (New York City time) on July 10, 1996 at the principal office of the Rights Agent in Milwaukee, Wisconsin, or at the office of its successors as Rights Agent, one one-hundredth of a fully paid non-assessable (except to the extent provided by Section 180.40(6) of the Wisconsin Business Corporation Law) share of Series A Junior Participating Preferred Stock, par value $1.00 per share (the " Preferred Shares"), of the Company, at a purchase price of $60 per one one-hundredth of a Preferred Share (the "Purchase Price"), upon presentation and surrender of this Right Certificate with the Form of Election to Purchase duly executed. The number of Rights evidenced by this Right Certificate (and the number of one one-hundredths of a Preferred Share which may be purchased upon exercise thereof) set forth above, and the Purchase Price per one one-hundredth of a share set forth above, are the number and Purchase Price as of June 26, 1986, based on the Preferred Shares as constituted at such date.

          As provided in the Rights Agreement, the Purchase Price and the number of one one-hundredths of a Preferred Share which may be purchased upon the exercise of the Rights evidenced by this Right Certificate are subject to modification and adjustment upon the happening of certain events.

          The, Right Certificate is subject to all of the terms, provisions and conditions of the Rights Agreement, which terms, provisions and conditions are hereby incorporated herein by reference and made a part hereof and to which Rights Agreement reference is hereby made for a full description of the rights, limitations of rights, obligations, duties and immunities hereunder of the Rights Agent, the Company and the holders of the Right Certificates. Copies of the Rights Agreement are on file at the principal executive offices of the Company and the above-mentioned offices of the Rights Agent.

          This Right Certificate, with or without other Right Certificates, upon surrender at the principal office of the Rights Agent, may be exchanged for another Right Certificate& or Right Certificate&s of like tenor and date evidencing Rights entitling the holder to purchase a like aggregate number of Preferred Shares as the Rights evidenced by the Right Certificate or Right Certificates surrendered shall have entitled such holder to purchase. If this Right Certificate shall be exercised in part, the holder shall be entitled to receive upon surrender hereof another Right Certificate or Right Certificates for the number of whole Rights not exercised.

          Subject to the provisions of the Rights Agreement, the Rights evidenced by this Certificate may, but are not required to, be redeemed by the Company at a redemption price of $.05 per Right.

          No fractional Preferred Shares (other than fractions which are integral multiples of one one-hundredth of a Preferred Share, which may, at the election of the Company, be evidenced by depositary receipts) will be issued upon the exercise of any Right or Rights evidenced hereby, but in lieu thereof a cash payment will be made, as provided in the Rights Agreement.

          No holder of this Right Certificate shall be entitled to vote or receive dividends or be deemed for any purpose the holder of the Preferred Shares or of any other securities of the Company which may at any time be issuable on the exercise hereof, nor shall anything contained in the Rights Agreement or herein be construed to confer upon the holder hereof, as such, any of the rights of a shareholder of the Company or any right to vote for the election of directors or upon any matter submitted to shareholders at any meeting thereof, or to give or withhold consent to any corporate action, or, to receive notice of meetings or other actions affecting shareholders (except as provided in the Rights Agreement), or to receive dividends or subscription rights, or otherwise, until the Right on Rights evidenced by this Right Certificate shall have been exercised as provided in the Rights Agreement.

          This Right Certificate shall not be valid or obligatory for any purpose until it shall have been countersigned by the Rights Agent.

          WITNESS the facsimile signature of the proper officers of the Company and its corporate seal. Dated as of July 10, 1986.

ATTEST:                            MOSINEE PAPER CORPORATION



______________________________     By:____________________________
     Secretary                        President and
                                        Chief Executive Officer


Countersigned:


M&I MARSHALL & ILSLEY BANK


By:___________________________
     [Authorized Signature]

         [Form of Reverse Side of Right Certificate]


                     FORM OF ASSIGNMENT

      (To be executed by the registered holder if such holder desires to transfer the Right Certificates.)


          FOR VALUE RECEIVED ____________________________________
hereby sells, assigns and transfers unto ________________________
_________________________________________________________________
        (Please print name and address of transferee)
_________________________________________________________________
this Right Certificate, together with all right, title and interest therein, and does hereby irrevocably constitute and appoint ____________________ Attorney, to transfer the within Right Certificate on the books of the within-named Company, with full power of substitution.


Dated:  ___________________, 19__



                              ____________________________________
                              Signature


Signature Guaranteed:

          Signatures must be guaranteed by a member firm of a registered national securities exchange, a member of the National Association of Securities Dealers, Inc., or a commercial bank or trust company having an office or correspondent in the United States.

- - -----------------------------------------------------------------
               (To be completed if applicable)

The undersigned hereby certifies that the Rights evidenced by this Right Certificate are not beneficially owned by an Acquiring
Person or an Affiliate or Associate thereof (as defined in the Rights Agreement).



                              ____________________________________
                              Signature

- - -----------------------------------------------------------------


   [Form of Reverse Side of Right Certificate -- continued]

                FORM OF ELECTION TO PURCHASE
                ----------------------------

            (To be executed if holder desires to
              exercise the Right Certificate.)

To:  MOSINEE PAPER CORPORATION:

          The undersigned hereby irrevocably elects to exercise ___________________________ Rights represented by this Right Certificate to purchase the Preferred Shares issuable upon the exercise of such Rights and requests that certificates for such Preferred Shares be issued in the name of:

Please insert social security
or other identifying number

_________________________________________________________________
               (Please print name and address)
_________________________________________________________________

If such number of Rights shall not be all the Rights evidenced by this Right Certificate, a new Right Certificate for the balance remaining of such Rights shall be registered in the name of and delivered to:

Please insert social security
or other identifying number

_________________________________________________________________
               (Please print name and address)
_________________________________________________________________

Dated:  _____________________, 19__

                              ___________________________________
                              Signature

                              (Signature must conform in all
                              respects to name of holder as
                              specified on the face of this Right
                              Certificate in every particular,
                              without alteration or enlargement or
                              any change whatsoever)

Signature Guaranteed:

          Signatures must be guaranteed by a member firm of a registered national securities exchange, a member of the National Association of Securities Dealers, Inc., or a commercial bank or trust company having an office or correspondent in the United States.

  [Form of Reverse Side of Right Certificate -- Continued]
- - -----------------------------------------------------------------
               (To be completed if applicable)

The undersigned hereby certifies that the Rights evidenced by this Right Certificate are not beneficially owned by an Acquiring
Person or an Affiliate or Associate thereof (as defined in the Rights Agreement).


                              ____________________________________
                              Signature

- - -----------------------------------------------------------------
                           NOTICE
                           ------

          The signatures in the foregoing Forms of Assignment and Election must correspond to the name as written upon the face of this Right Certificate in every particular, without alteration or enlargement or any change whatsoever.

          In the event the certification set forth above in the Forms of Assignment and Election is not completed, the Company will deem the beneficial owner of the Rights evidenced by this Right Certificate to be an Acquiring Person or an Affiliate or Associate thereof (as defined in the Rights Agreement) and, in the case of an Assignment, will affix a legend to that effect on any Right Certificates issued in exchange for this Rights Certificate.

                                                         Exhibit C
                                                         ---------


                SUMMARY OF RIGHTS TO PURCHASE
                      PREFERRED SHARES


          On June 26, 1986, the Board of Directors of Mosinee Paper Corporation (the "Company") declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $2.50 per share (the "Common Shares"), of the Company. The distribution is payable on July 10, 1986 to the shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of a Series A Junior Participating Preferred Stock, par value $1.00 per share, of the Company (the "Preferred Shares") at a price of $60 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment.
The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and M&I Marshall & Ilsley Bank, as Rights Agent (the "Rights Agent").

          Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding Common Shares or (ii) 10 days following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 30% or more of such outstanding Common Shares (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of July 10, 1986, by such Common Share certificate with a copy of this Summary of Rights attached thereto. The Rights Agreement provides that, until the Distribution Date, the Rights will be transferred with and only with the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Share certificates issued after July 10, 1986 upon transfer or new issuance of the Common Shares will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any certificates for Common Shares, outstanding as of July 10, 1986, even without such notation or a copy of this Summary of Rights being attached thereto, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate.

As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

          The Rights are not exercisable until the Distribution
Date. The Rights will expire on July 10, 1996, unless earlier redeemed by the Company as described below.

          The Purchase Price payable, and the number of Preferred Shares or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of the Preferred Shares, (ii) upon the grant to holders of the Preferred Shares of certain rights or warrants to subscribe for Preferred Shares or convertible securities at less than the current market price of the Preferred Shares or (iii) upon the distribution to holders of the Preferred Shares of evidences of indebtedness or assets (excluding regular periodic cash dividends out of earnings or retained earnings or dividends payable in Preferred Shares) or of subscription rights or warrants (other than those referred to above). The number of Rights and number of Preferred Shares issuable upon exercise of each Right are also subject to adjustment in the event of a stock split, combination or stock dividend on the Common Shares prior to the Distribution Date.

          In the event that the Company were acquired in a merger or other business combination transaction or more than 50% of its consolidated assets or earning power were sold, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right. In the event that the Company were the surviving corporation in a merger and the Common Shares were not changed or exchanged, or in the event that an Acquiring Person engages in one of a number of self-dealing transactions specified in the Rights Agreement, proper provision will be made so that each holder of a Right, other than Rights that were beneficially owned by the Acquiring Person on the earlier of the Distribution Date or the date an Acquiring Person acquires 2000 or more of the outstanding Common Shares (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right.

          With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional Preferred Shares (other than fractions which are integral multiples of one-hundredth of a Preferred Share, which may, at the election of the Company, he evidenced by depositary receipts) will be issued; in lieu thereof, an adjustment in cash will be made based on the Market price of the Preferred Shares on the last trading date prior to the date of exercise.

          At any time prior to the acquisition by a person or group of affiliated or associated persons of beneficial ownership of 20% or more of the outstanding Common Shares, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.05 per Right (the "Redemption Price"). Immediately upon the action of the Board of Directors ordering redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

          Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

          A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as an Exhibit to a Registration Statement on Form 8-A dated ________________, 1986. A copy of the Rights Agreement is available free of charge from the Rights Agent. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is hereby incorporated herein by reference.




             Assignment and Assumption Agreement
             -----------------------------------


     This Assignment and Assumption Agreement (herein called the "Agreement"), made and entered into as of the 30th day of June, 1987, by and among M&I Marshall & Ilsley Bank, a state banking association (herein called "Assignor"), Continental Illinois National Bank and Trust Company of Chicago, a national banking association (herein called "Assignee"), and Mosinee Paper Corporation, a Wisconsin corporation (herein called the "Company").

                    W I T N E S S E T H:
                    --------------------

     WHEREAS, the Assignor in June 26, 1986, entered into a certain Rights Agreement with the Company (herein called the "Rights Agreement") pursuant to which the Assignor agreed to act as rights agent, depositary, transfer agent and registrar for the Company in respect to its Rights (the "Rights Certificates"), upon the terms and conditions set forth in the Rights Agreement, which is incorporated herein by reference and made a part hereof for all purposes; and

     WHEREAS, the Rights Agreement provides that Assignor may resign by delivery of written notice to the Company; and

     WHEREAS, Assignor has given written notice to the Company of its desire to resign as rights agent, such resignation to be effective at the close of business on June 30, 1987 (herein called the "Effective Time"); and

     WHEREAS, the Company has appointed Assignee as the successor rights agent, such appointment to be effective as of the Effective Time; and

     WHEREAS, the parties hereto desire to execute an instrument whereby Assignor will transfer all its authority, powers and rights in and under the Rights Agreement to Assignee and Assignee will agree to assume and perform all the duties and obligations of Assignor under the Depositary Agreement;

     NOW, THEREFORE, in consideration of the mutual agreements herein contained, the parties hereto agree as follows:

     1. Assignment. Assignor assigns and transfers as of the Effective Time all of its authority, power and rights in and under the Rights Agreement to Assignee and Assignee, as successor rights agent, shall, by virtue of this Agreement and the Rights Agreement, be vested with all the authority, powers, rights and immunities of Assignor to the same extent as if Assignee had been originally named as Rights agent in the Rights Agreement.

     2. Assumption. Assignee assumes and covenants to perform from and after the Effective Time all the duties and obligations of the Assignor under the Rights Agreement and Assignee, as successor rights agent, shall, by virtue of this Agreement and the Rights Agreement, be subject to all the duties and obligations of Assignor to the same extent as if Assignee had been originally named as rights agent in the Rights Agreement.

     3.   Notice.  Within a reasonable period after the Effective
Time, the Company shall give notice of its appointment of a successor rights agent to the Assignee and the registered holders of the Rights Certificates, if any.

     4.   Transfer of Property.  By agreement with the Assignee,
Assignor shall deliver and transfer to Assignee, at the expense of the Company, any property held by Assignor, at the Effective Time or thereafter, under the Rights Agreement.

     5. Qualification. By execution of this Agreement, Assignee represents and warrants to the Assignor and the Company that Assignee is a corporation organized, in good standing and doing business under the laws of the United States of America, and authorized under such laws to exercise corporate trust powers and subject to supervision or examination by Federal or State authority and has a combined capital and surplus of not less than $50,000,000 as required by Section 21 (pg. 51) of the Rights Agreement.

     6. Additional Instruments. The Company agrees to make, execute, acknowledge and deliver any and all additional instruments in writing necessary or appropriate to fully and effectually vest in and conform to Assignee all authority, powers, rights, immunities, duties and obligations under the Rights
Agreement.

     7. Counterpart Originals. This Agreement may be executed in one or more counterparts, with each such counterpart constituting an original and all such counterparts collectively constituting one and the same instrument.

     8. Amendment to Rights Agreement. The Rights Agreement is hereby amended as follows:

          a.   The definition of "Principal Office" in Section
     16(b) is amended to mean the Office of the Assignee, located at 30 North LaSalle Street, Chicago, Illinois.

          b. The references to "Notice" in Section 25 is amended to mean the Office of the Assignee, Continental Illinois
     National Bank and Trust Company of Chicago, with offices located at 30 North LaSalle Street, Chicago, Illinois.

     WITNESS WHEREOF, this Agreement has been duly executed by the parties hereto under their respective seals as of the day and year first above written.


                                    M&I MARSHALL & ILSLEY BANK



[Corporate Seal]                    By:___________________________


Attest:_______________________      Its:__________________________


                                    CONTINENTAL ILLINOIS NATIONAL
                                    BANK AND TRUST COMPANY OF
                                    CHICAGO


[Corporate Seal]                    By:___________________________


Attest:_______________________      Its:__________________________


                                    MOSINEE PAPER CORPORATION



[Corporate Seal]                    By:___________________________


Attest:_______________________      Its:__________________________

                AMENDMENT TO RIGHTS AGREEMENT
                -----------------------------


          AMENDMENT, dated as of February 21, 1991, between Mosinee Paper Corporation, a Wisconsin corporation (the
"Company"), and Continental Bank, N.A., a national banking association (the "Rights Agent"), to the Rights Agreement dated as of June 26, 1986 (the "Rights Agreement") between the Company and
M&I Marshall & Ilsley Bank, a state banking association (the
"Predecessor Rights Agent").

          The Company and the Predecessor Rights Agent have heretofore executed and entered into the Rights Agreement and, pursuant to Section 21 thereof, the Rights Agent has succeeded to the powers, rights, duties and responsibilities of the Predecessor Rights Agent under the Rights Agreement. Pursuant to Section 26 of the Rights Agreement, the Company and the Rights Agent may from time to time supplement or amend the Rights Agreement in accordance with the provisions of Section 26 thereof. All acts and things necessary to make this Amendment a valid agreement, enforceable according to its terms have been done and performed, and the execution and delivery of this Amendment by the Company and the Rights Agent have been in all respects duly authorized by the Company and the Rights Agent.

          In consideration of the foregoing and the mutual agreements set forth herein, the parties hereto agree as follows:

          1. Section 1(a) of the Rights Agreement is hereby modified and amended to read, in its entirety as follows:

          (a) "Acquiring Person" shall mean any Person (as such term is hereinafter defined) who or which, together with all Affiliates and Associates (as such terms are hereinafter defined) of such Person, shall be the Beneficial Owner (as such term is hereinafter defined) of 20% or more of the Common Shares of the Company then outstanding, but shall not include the Company, any Subsidiary (as such term is hereinafter defined) of the Company or any employee benefit plan of the Company or any Subsidiary of the Company, or any entity holding Common Shares of the Company for or pursuant to the terms of any such plan. Notwithstanding the foregoing, no Person shall become an "Acquiring Person" as the result of an acquisition of Common Shares by the Company which, by reducing the number of shares outstanding, increases the proportionate number of shares beneficially owned by such Person to 20% or more of the Common Shares of the Company then outstanding; provided, however, that if a Person shall become the Beneficial Owner of 20% or more of the Common Shares of the Company then outstanding by reason of share purchases by the Company and shall, after such share purchases by the Company, become the Beneficial Owner of any additional Common Shares of the Company, then such Person shall be deemed to be an "Acquiring Person." Notwithstanding the foregoing, if the Board of Directors of the Company determines in good faith that a Person who would otherwise be an "Acquiring Person," as defined pursuant to the foregoing provisions of this paragraph (a), has become such inadvertently, and such Person divests as promptly as practicable a sufficient number of Common Shares of the Company so that such Person would no longer be an Acquiring Person, as defined pursuant to the foregoing provisions of this paragraph (a), then such Person shall not be deemed to be an "Acquiring Person" for any purposes of this Agreement.

          2. Section 1(c) of the Rights Agreement is hereby modified and amended to read in its entirety as follows:

          (c) A Person shall be deemed the "Beneficial Owner" of and shall be deemed to "beneficially own" any securities:

               (i)  which such Person or any of such Person's
          Affiliates or Associates beneficially owns, directly or indirectly;

               (ii) which such Person or any of such Person's Affiliates or Associates has (A) the right to acquire (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding (other than customary agreements with and between underwriters and selling group members with respect to a bona fide public offering of securities), or upon the exercise of conversion rights, exchange rights, rights (other than these Rights), warrants or options, or otherwise; provided, however, that a Person shall not be deemed the Beneficial Owner of, or to beneficially own, securities tendered pursuant to a tender or exchange offer made by or on behalf of such Person or any of such Person's Affiliates or Associates until such tendered securities are accepted for purchase or exchange; or (B) the right to vote pursuant to any agreement, arrangement or understanding; provided, however, that a Person shall not be deemed the Beneficial Owner of, or to beneficially own, any security if the agreement, arrangement or understanding to vote such security (1) arises solely from a revocable proxy or consent given to such Person in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the applicable rules and regulations promulgated under the Exchange Act and (2) is not also then reportable on
          Schedule 13D under the Exchange Act (or any comparable or successor report); or

               (iii) which are beneficially owned, directly or indirectly, by any other Person with which such Person or any of such Person's Affiliates or Associates has any agreement, arrangement or understanding (other than customary agreements with and between underwriters and selling group members with respect to a bona fide public offering of securities) for the purpose of acquiring, holding, voting (except to the extent contemplated by the proviso to Section 1(c)(ii)(B)) or disposing of any securities of the Company.

          Notwithstanding anything in this definition of Beneficial Ownership to the contrary, the phrase "then outstanding," when used with reference to a Person's Beneficial Ownership of securities of the Company, shall mean the number of such securities then issued and outstanding together with the number of such securities not then actually issued and outstanding which such Person would be deemed to own beneficially hereunder.

          3. Section 3(a) of the Rights Agreement is hereby modified and amended to read in its entirety as follows:

          (a) Until the earlier of (i) the tenth day after the Shares Acquisition Date or (ii) the tenth Business Day (or such later date as may be determined by action of the Board of Directors prior to such time as any Person becomes an Acquiring Person) after the date of the commencement by any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or of any Subsidiary of the Company or any entity holding Common Shares for or pursuant to the terms of any such plan) of, or of the first public announcement of the intention of any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or of any Subsidiary of the Company or any entity holding Common Shares for or pursuant to the terms of any such plan) to commence, a tender or exchange offer the consummation of which would result in any Person becoming the Beneficial Owner of Common Shares aggregating 20% or more of the then outstanding Common Shares (including any such date which is after the date of this Agreement and prior to the issuance of the Rights; the earlier of such dates being herein referred to as the "Distribution Date"), (x) the Rights will be evidenced (subject to the provisions of paragraph (b) hereof) by the certificates for Common Shares registered in the names of the holders thereof (which certificates shall also be deemed to be Right Certificates), and (y) the right to receive Right Certificates will be transferable only in connection with the transfer of Common Shares. As soon as practicable after the Distribution Date, the Company will prepare and execute, the Rights Agent will countersign, and the Company will send or cause to be sent (and the Rights Agent will, if requested, send) by first-class, insured, postage-prepaid mail, to each record holder of Common Shares as of the close of business on the Distribution Date, at the address of such holder shown on the records of the Company, a Right Certificate, in substantially the form of Exhibit B hereto (a "Right Certificate"), evidencing one Right for each Common Share so held. As of the Distribution Date, the Rights will be evidenced solely by such Right Certificates.

          4. Section 3(c) of the Rights Agreement is hereby modified and amended to read in its entirety as follows:

          (c)  Certificates for Common Shares issued after
      June 30, 1987 but prior to the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in Section 7) shall have impressed on, printed on, written on or otherwise affixed to them the following legend:

            This certificate also evidences and entitles the holder hereof to certain Rights as set forth in a Rights Agreement between Mosinee Paper Corporation and Continental Bank, N.A., dated as of June 26, 1986, as amended (the "Rights Agreement"), the terms of which are hereby incorporated herein by reference and a copy of which is on file at the principal executive offices of Mosinee Paper Corporation. Under certain circumstances, as set forth in the Rights Agreement, such Rights will be evidenced by separate certificates and will no longer be evidenced by this certificate. Mosinee Paper Corporation will mail to the holder of this certificate a copy of the Rights Agreement without charge after receipt of a written request therefor. Rights beneficially owned by Acquiring Persons (as defined in the Rights Agreement) become null and void.

               The legend for certificates issued after July 10, 1986 and on or prior to June 30, 1987 shall be identical except that it shall refer to M&I Marshall & Ilsley Bank rather than to Continental Bank, N.A. With respect to such certificates containing the legend set forth in this Section 3(c), until the Distribution Date, the Rights associated with the Common Shares represented by such certificates shall be evidenced by such certificates alone, and the surrender for transfer of any such certificate shall also constitute the transfer of the Rights associated with the Common Shares represented thereby. In the event that the Company purchases or acquires any Common Shares after July 10, 1986 but prior to the Distribution Date, any Rights associated with such Common Shares shall be deemed canceled and retired so that the Company shall not be entitled to exercise any Rights associated with the Common Shares that are no longer outstanding.

          5.   The first sentence of Section 6 of the Rights
Agreement is hereby modified and amended to read in its entirety as follows:

     Subject to the provisions of Section 14 hereof, at any time after the close of business on the Distribution Date, and at or prior to the close of business on the earlier of the Redemption Date or the Final Expiration Date (as such terms are defined in Section 7 hereof), any Right Certificate or Right Certificates (other than Right Certificates representing Rights that have become void pursuant to Section 11(a)(ii) hereof or that have been exchanged pursuant to
     Section 24 hereof) may be transferred, split up, combined or exchanged for another Right Certificate or Right Certificates, entitling the registered holder to purchase a like number of Preferred Shares as the Right Certificate or Right Certificates surrendered then entitled such holder to purchase.

          6. Section 7(a) of the Rights Agreement is hereby modified and amended by replacing the word "earlier" with the word "earliest", deleting the word "or" appearing immediately prior to the numeral "(ii)", deleting the period at the end thereof and adding the following at the end thereof:

     , or (iii) the time at which such Rights are exchanged as provided in Section 24 hereof.

          7. Section 11(a)(ii) of the Rights Agreement is hereby modified and amended to read in its entirety as follows:

          (ii) Subject to Section 24 of this Agreement, in the event any Person becomes an Acquiring Person, each holder of a Right, except as provided below, shall thereafter have the right to receive, upon exercise thereof at a price equal to the then current Purchase Price multiplied by the number of one one-hundredths of a Preferred Share for which a Right is then exercisable, in accordance with the terms of this Agreement and in lieu of Preferred Shares, such number of Common Shares of the Company as shall equal the result obtained by (x) multiplying the then current Purchase Price by the number of one one-hundredths of a Preferred Share for which a Right is then exercisable and dividing that product by (y) 50% of the then current per share market price of the Company's Common Shares (determined pursuant to Section 11(d) hereof) on the date of the occurrence of such event. In the event that any Person shall become an Acquiring Person and the Rights shall then be outstanding, the Company shall not take any action which would eliminate or diminish the benefits intended to be afforded by the Rights. From and after the occurrence of such event, any Rights that are or were acquired or beneficially owned by any Acquiring Person (or any Associate or Affiliate of such Acquiring Person) shall be void and any holder of such Rights shall thereafter have no right to exercise such Rights under any provision of this Agreement. No Right Certificate shall be issued pursuant to Section 3 that represents Rights beneficially owned by an Acquiring Person whose Rights would be void pursuant to the preceding sentence or any Associate or Affiliate thereof; no Right Certificate shall be issued at any time upon the transfer of any Rights to an Acquiring Person whose Rights would be void pursuant to the preceding sentence or any Associate or Affiliate thereof or to any nominee of such Acquiring Person, Associate or Affiliate; and any Right Certificate delivered to the Rights Agent for transfer to an Acquiring Person whose Rights would be void pursuant to the preceding sentence shall be canceled.

          8. Section 11(a)(iii) of the Rights Agreement is hereby modified and amended by adding the following at the end thereof:

     In the event the Company shall, after a good faith effort, be unable to take all such action as may be necessary to authorize such additional Common Shares, the Company shall substitute, for each Common Share that would otherwise be issuable upon exercise of a Right, a number of Preferred

     Shares or fraction thereof such that the current per share market price of one Preferred Share multiplied by such number or fraction is equal to the current per share market price of one Common Share as of the date of issuance of such Preferred Shares or fraction thereof.

          9. Section 23(a) of the Rights Agreement is hereby modified and amended by adding the following at the end thereof:

     The redemption of the Rights by the Board of Directors may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish.

          10. The Rights Agreement is hereby further amended by inserting the following new Section 24 to the Rights Agreement and renumbering Sections 24 through 32 of the Rights Agreement (and all cross-references thereto in the Rights Agreement) as Sections 25 through 33 respectively:

          Section 24. Exchange. (a) The Board of Directors of the Company may, at its option, at any time after any Person becomes an Acquiring Person, exchange all or part of the then outstanding and exercisable Rights (which shall not include Rights that have become void pursuant to the provisions of
     Section 11(a)(ii) hereof) for Common Shares at an exchange ratio of one Common Share per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date hereof (such exchange ratio being hereinafter referred to as the "Exchange Ratio"). Notwithstanding the foregoing, the Board of Directors shall not be empowered to effect such exchange at any time after any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or any such Subsidiary, or any entity holding Common Shares for or pursuant to the terms of any such plan), together with all Affiliates and Associates of such Person, becomes the Beneficial Owner of 50% or more of the Common Shares then outstanding.

          (b) Immediately upon the action of the Board of Directors of the Company ordering the exchange of any Rights pursuant to paragraph (a) of this Section 24 and without any further action and without any notice, the right to exercise such Rights shall terminate and the only right thereafter of a holder of such Rights shall be to receive that number of Common Shares equal to the number of such Rights held by such holder multiplied by the Exchange Ratio. The Company shall promptly give public notice of any such exchange; provided, however, that the failure to give, or any defect in, such notice shall not affect the validity of such exchange. The Company promptly shall mail a notice of any such exchange to all of the holders of such Rights at their last addresses as they appear upon the registry books of the Rights Agent. Any notice which is mailed in the manner herein provided shall be deemed given, whether or not the holder receives the notice. Each such notice of exchange will state the method by which the exchange of the Common Shares for Rights will be effected and, in the event of any partial exchange, the number of

     Rights which will be exchanged. Any partial exchange shall be effected pro rata based on the number of Rights (other than Rights which have become void pursuant to the provisions of Section 11(a)(ii) hereof) held by each holder of Rights.

          (c) In the event that there shall not be sufficient Common Shares issued but not outstanding or authorized but unissued to permit any exchange of Rights as contemplated in accordance with this Section 24, the Company shall take all such action as may be necessary to authorize additional Common Shares for issuance upon exchange of the Rights. In the event the Company shall, after good faith effort, be unable to take all such action as may be necessary to authorize such additional Common Shares, the Company shall substitute, for each Common Share that would otherwise be issuable upon exchange of a Right, a number of Preferred Shares or fraction thereof such that the current per share market price of one Preferred Share multiplied by such number or fraction is equal to the current per share market price of one Common Share as of the date of issuance of such Preferred Shares or fraction thereof.

          (d) The Company shall not be required to issue fractions of Common Shares or to distribute certificates which evidence fractional Common Shares. In lieu of such fractional Common Shares, the Company shall pay to the registered holders of the Right Certificates with regard to which such fractional Common Shares would otherwise be issuable an amount in cash equal to the same fraction of the current market value of a whole Common Share. For the purposes of this paragraph (d), the current market value of a whole Common Share shall be the closing price of a Common Shares (as determined pursuant to the second sentence of Section 11(d)(i) hereof) for the Trading Day immediately prior to the date of exchange pursuant to this Section 24.

          11. Section 26 of the Rights Agreement (which shall have been renumbered Section 27 as a result of paragraph 10 of this Amendment) is hereby modified and amended by adding the following at the end thereof:

     Without limiting the foregoing, the Company may at any time prior to such time as any Person becomes an Acquiring Person amend this Agreement to reduce the thresholds set forth in Section l(a) and Section 3(a) of this Agreement to not less than the greater of (i) the sum of 0.001% and the largest percentage of the outstanding Common Shares then known by the Company to be beneficially owned by any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or any Subsidiary of the Company, or any entity holding Common Shares for or pursuant to the terms of any such plan) and (ii) 10%.

          12. The legend on the Form of Right Certificate set forth on the first page of Exhibit B to the Rights Agreement is hereby modified and amended to read in its entirety as follows:

     NOT EXERCISABLE AFTER JULY 10, 1996 OR EARLIER IF NOTICE OF
     REDEMPTION OCCURS.  THE RIGHTS ARE SUBJECT TO REDEMPTION AT

     $.05 PER RIGHT AND TO EXCHANGE ON THE TERMS SET FORTH IN THE
     RIGHTS AGREEMENT.  RIGHTS BENEFICIALLY OWNED BY ACQUIRING
     PERSONS (AS DEFINED IN THE RIGHTS AGREEMENT) BECOME NULL AND
     VOID.

          13. This Amendment to the Rights Agreement shall be governed by and construed in accordance with the laws of the State of Wisconsin and for all purposes shall be governed by and construed in accordance with the laws of such State applicable to contracts to be made and performed entirely within such State.

          14. This Amendment to the Rights Agreement may be executed in any number of counterparts, each of which shall be an original, but such counterparts shall together constitute one and the same instrument. Terms not defined herein shall, unless the context otherwise requires, have the meanings assigned to such terms in the Rights Agreement.

          15. In all respects not inconsistent with the terms and provisions of this Amendment to the Rights Agreement, the Rights Agreement is hereby ratified, adopted, approved and confirmed. In executing and delivering this, the Rights Agent shall be entitled to all the privileges and immunities afforded to the Rights Agent under the terms and conditions of the Rights Agreement.

          16. If any term, provision, covenant or restriction of this Amendment to the Rights Agreement is held by a court of competent jurisdiction or other authority to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Amendment to the Rights Agreement, and of the Rights Agreement, shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

          IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and attested, all as of the date and year first above written.

Attest:                            MOSINEE PAPER CORPORATION



By:___________________________     By:____________________________


Attest:                            CONTINENTAL BANK, N.A.




By:__________________________      By:____________________________

                                                     EXHIBIT 10(a)









                  MOSINEE PAPER CORPORATION

                     MOSINEE, WISCONSIN





          DEFERRED COMPENSATION PLAN FOR DIRECTORS

                   As Amended and Restated

                        June 17, 1993

                  MOSINEE PAPER CORPORATION

          DEFERRED COMPENSATION PLAN FOR DIRECTORS

            As Amended and Restated June 17, 1993

     1.   RESTATEMENT OF PLAN.  Mosinee Paper Corporation (the
"Company") hereby amends and restates the Mosinee Paper
Corporation Deferred Compensation Plan for Directors effective as of June 17, 1993 (the "Plan").

     2. PURPOSE. The purpose of the Plan is to establish an alternative method of compensating members of the Board of Directors of the Company (the "Directors"), whether or not they otherwise receive compensation as employees of the Company, in order to aid the Company in attracting and retaining as Directors persons whose abilities, experience and judgment can contribute to the continued progress of the Company and to provide a mechanism by which the interests of the Directors and the shareholders can be more closely aligned.

     3. DEFINITIONS. As used in this Plan the following terms shall have the meaning set forth in this paragraph 3:

     (a) "BENEFICIARY" shall mean such person or persons, or organization or organizations, as the Participant from time to time may designate by a written designation filed with the Company during the Participant's life. Any amounts payable hereunder to a Participant's Beneficiary shall be paid in such proportions and subject to such trusts, powers and conditions as the Participant may provide in such designation. Each such designation, unless otherwise expressly provided therein, may be revoked by the Participant by a written revocation filed with the Company during the Participant's life. If more than one such designation shall be filed by a Participant with the Company, the last designation so filed shall control over any revocable designation filed prior to such filing. To the extent that any amounts payable under this Plan to a Participant's Beneficiary are not effectively disposed of pursuant to the above provisions of this paragraph 3(a), either because no designation was in effect at the Participant's death or because a designation in effect at the Participant's death failed to dispose of such amounts in their entirety, then for purposes of this Plan, the Participant's "Beneficiary" as to such undisposed of amounts shall be the Participant's estate.

     (b) "CHANGE OF CONTROL OF THE COMPANY" shall be deemed to have occurred when:

          (1)  any one of the following events occurs:

               (A) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), other than (i) the Company or any of its subsidiaries, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its subsidiaries,
          (iii) an underwriter temporarily holding securities pursuant to an offering of such securities, or (iv) a company owned, directly or indirectly, by the shareholders of the Company in substantially the same proportions as their ownership of stock of the Company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such persons any securities acquired directly from the Company or its affiliates) representing more than 50% of the combined voting power of the Company's then outstanding securities; provided, however, that for the purpose of determining whether any shareholder of the Company on the date hereof becomes the beneficial owner of securities of the Company representing more than 50% of the combined voting power of the Company's then outstanding securities, the securities of the Company held by such shareholder on the date hereof shall not be taken into account;

               (B) the shareholders of the Company approve a merger or consolidation of the Company or a share exchange with any other company, other than a merger or consolidation or share exchange which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the Company, at least 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or share exchange, or a merger or consolidation or share exchange effected to implement a recapitalization of the Company (or similar transaction) in which no person acquires more than 50% of the combined voting power of the Company's then outstanding securities; or

               (C) the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets and

          (2) a majority of the members of the Board of Directors who are unaffiliated with an Interested Shareholder (defined below) and who were members of the Board of Directors as of a date prior to the date on which the Interested Shareholder became an Interested Shareholder has not, by resolution prior to (A) the person described in subparagraph (1)(A) becoming the beneficial owner of 10% of the combined voting power of the Company's then outstanding securities or (B) the approval of shareholders described in (1)(B) or (C) the approval of shareholders described in (1)(C), approved or recommended such event. For purposes of this paragraph 3(b), the term "Interested Shareholder" shall mean any person (other than the Company or any of its subsidiaries or any member of the Board of Directors as of the effective date of this Plan or any affiliate of such person) who first became the beneficial owner of 10% or more of the combined voting power of the Company's then outstanding securities after the effective date of this Plan.

     (c) "COMMON STOCK" shall mean the common stock, $2.50 par value, of the Company.

     (d) "DIRECTORS' FEES" shall mean all of the compensation to which a Director would otherwise become entitled for services to be rendered as a Director.

     (e) "FAIR MARKET VALUE" of the Common Stock on any day shall be deemed to be the mean between the published high and low sale prices at which the Common Stock is traded on a bona fide over-the-counter market or, if such stock is not so traded on such day, on the next preceding day on which the Common Stock was so traded.

     (f) "PARTICIPANT" shall mean a Director who has made an election to defer Directors' Fees in accordance with paragraph 4.

     (g) "TERMINATION OF SERVICE" shall mean the bona fide termination of a Participant's services as a member of the Board of Directors of the Company.

     4.   RIGHT TO DEFER DIRECTORS' FEES.

     (a) Each Director may elect before January 1 of any fiscal year of the Company to become a Participant and to defer the payment of all of the Directors' Fees to which the Participant would otherwise become entitled for services to be rendered during each fiscal year subsequent to the date on which such election is effective. An election by a Director to defer Directors' Fees pursuant to this subparagraph (a) shall be effective with respect to Directors' Fees earned during the first fiscal year beginning after the date such election is made and during each subsequent fiscal year until revoked or amended, provided that any such revocation or amendment shall only be effective with respect to fiscal years beginning after the date written notice of such revocation or amendment is first received by the Company.

     (b) Despite any other provision of subparagraph (a), if a person becomes a Director during a fiscal year, such Director may elect to become a Participant with respect to Directors' Fees earned during the year in which he became a Director, provided such election is made before such person begins to serve as a Director. An election by a Director to defer Directors' Fees pursuant to this subparagraph (b) shall be effective after the date such election is made and received by the Company with respect to Directors' Fees earned during the fiscal year in which such election is made and during each subsequent fiscal year until revoked or amended, provided that any such revocation or amendment shall only be effective with respect to fiscal years beginning after the date written notice of such revocation or amendment is first received by the Company.

     (c) Directors' Fees deferred by a Participant shall be distributable in accordance with paragraph 10 hereof and only after such Participant's Termination of Service. Any Directors' Fees not subject to an election made in accordance with this paragraph 4 shall be paid to the Director in cash.

     5.   ACCOUNTING AND ELECTIONS.

     (a) The Company shall establish a Deferred Cash Account and a Deferred Stock Account in the name of each Participant.

     (b) Each Participant shall make an initial election at the time his deferral election is filed pursuant to paragraph 4 to have his deferred Directors' Fees allocated to his Deferred Cash Account or his Deferred Stock Account. At any time prior to the first day of any subsequent fiscal year, the Participant may file a new election with the Company specifying the Account to which all Directors' Fees earned in the subsequent fiscal year shall be allocated, but in no event shall such election affect the allocation of Directors' Fees deferred prior to the effective date of such election. Any election made by a Participant in accordance with this paragraph 5 shall remain in effect for the fiscal year in which it is first effective and during each subsequent fiscal year until a new election is filed by the Participant. A Participant's initial election shall be effective as of the date the Director becomes a Participant. Each other election made pursuant to this subparagraph (b) shall only be effective with respect to fiscal years beginning after the date such election is first received by the Company.

     (c) As of each date on which the Company shall make a payment of Director's Fees and a Participant has a deferral election then in effect, there shall be credited to such Participant's Deferred Cash Account or Deferred Stock Account, as the case may be in accordance with such Participant's most recent effective election, the Directors' Fees otherwise payable to such Participant in cash as of such date.

     (d) Despite any other provision of this Plan, the most recent election in effect on June 16, 1993, made by a Participant with respect to the crediting of his Director's Fees to such Participant's Deferred Cash Account or Deferred Stock Account shall remain in effect as of June 17, 1993 as if such election had been made pursuant to subparagraph (a).

     (e) Within 90 days of the end of each fiscal year in which this Plan is in effect, the Company shall furnish each Participant a statement of the year-end balance in such Participant's Deferred Cash Account and Deferred Stock Account.

     6. FORM FOR ELECTIONS. The Secretary of the Company shall provide election forms for use by Directors in making an initial election to become a Participant and for making all other elections or designations permitted or required by the Plan.

     7. DEFERRED CASH ACCOUNT. As of the last day of each fiscal quarter, there shall be computed, with respect to each Deferred Cash Account which is then in existence, an amount equal to interest on the average daily balance in such Account during such quarter, computed at a rate per annum equal to the prime rate of interest then in effect at The Chase Manhattan Bank of New York. The amount so determined shall be credited to and become part of the balance of such Account as of the first day of the next fiscal quarter.

     8.   DEFERRED STOCK ACCOUNT.

     (a) As of each date on which the Company shall make a payment of Director's Fees and a Participant has a deferral election then in effect which provides for the deferral of payment of such fees to the Participant's Deferred Stock Account, the Directors' Fees otherwise payable to such Participant in cash as of such date shall be converted into that number of "Stock Equivalent Units" (rounded to the nearest one-ten thousandth of a unit) determined by dividing the amount of such Directors' Fees by an amount equal to the per share Fair Market Value of the Common Stock on such date.

     (b) On each date on which a dividend payable in cash or property is paid on the Common Stock, there shall be credited to each Deferred Stock Account such number of additional Stock Equivalent Units as are determined by dividing (1) the amount of the cash or other dividend which would have then been payable on the number of shares of Common Stock equal to the number of Stock Equivalent Units (including fractional shares) then represented in such Account by (2) an amount equal to the per share Fair Market Value of the Common Stock on such date. If the date on which a dividend is paid on the Common Stock is the same date as of which Directors' Fees are to be converted into Stock Equivalent Units, the dividend equivalent to be credited to such Account under this paragraph 8 shall be determined after giving effect to the conversion of the credit balance in such Account into Stock Equivalent Units.

     (c) The number of Stock Equivalent Units credited to a Participant's Deferred Stock Account shall be adjusted (to the nearest one-ten thousandth of a unit) to reflect any change in the Common Stock resulting from a stock dividend, stock split-up, combination, recapitalization or exchange of shares, or the like.

     9. NO TRANSFERS BETWEEN ACCOUNTS. A Participant may not transfer any portion of the balance of his Deferred Cash Account to his Deferred Stock Account or any portion of his Deferred Stock Account to his Deferred Cash Account.

     10.  DISTRIBUTION OF DEFERRED AMOUNTS.

     (a) Distribution of amounts represented in a Participant's
Deferred Cash Account or a Deferred Stock Account shall be made in accordance with the following:

     (1) Payment of the balance of the Deferred Cash Account and Deferred Stock Account of a Participant whose Termination of Service occurs for a reason other than death and prior to a Change of Control of the Company shall be made in a lump sum as of the last day of the fiscal quarter coincident with or immediately subsequent to the Participant's Termination of Service unless the Participant elects otherwise in accordance with the provisions of paragraph 10(b).

     (2) In the event a Participant ceases to be a Director because of his death or in connection with a Change of Control of the Company, payment of the balance of his Deferred Cash Account and Deferred Stock Account shall be made in a lump sum as of the last day of the fiscal quarter coincident with or immediately subsequent to the Participant's Termination of Service.

     (b) A Participant may, subject to the automatic distribution provisions of paragraph 10(a)(2), which shall govern the distribution of benefits in the event of Termination of Service which occurs because of death or a Change of Control of the Company, file one election prior to his Termination of Service which specifies that payment of the balance of his Deferred Cash Account and Deferred Stock Account shall be made in installments and the:

     (1) fiscal quarter in which distribution of the Participant's Accounts shall begin (but in no event (A) earlier than the Director's Termination of Service or (B) later than the earlier of (i) the Director's 70th birthday or
     (ii) the date five years after the date of the Director's Termination of Service; and

     (2) number of fiscal quarters over which such Accounts shall be distributed to the Participant, which period shall not extend beyond the end of the 40th fiscal quarter following the fiscal quarter in which such distribution begins.

Any election filed pursuant to this paragraph 10(b) shall be subject to the approval of the Board of Directors as then in effect.

     (c) If installment payments were elected by the Participant pursuant to paragraph 10(b), distributions shall be made in quarterly installments beginning on the first day of the first fiscal quarter following the date on which such Participant's Termination of Service occurs or each other later fiscal quarter as the Participant may have specified.

     (1) In the case of a Deferred Cash Account with respect to which installment payments were elected, the amount of each quarterly installment shall be determined by dividing the credit balance in such Account as of the distribution date by the number of installments then remaining unpaid. The credit balance in such Account shall then be reduced by the amount of each distribution out of such Account.

     (2) In the case of a Deferred Stock Account with respect to which installment payments were elected, the amount to be distributed as each quarterly installment shall be determined as follows: (A) multiply the number of Stock Equivalent Units (including any fraction thereof) then reflected in such Account by the Fair Market Value of the Common Stock on such date; (B) add to the product so determined the amount (if any) which has been credited to such Account but which has not been converted into Stock Equivalent Units; and (C) divide the total so obtained by the number of installments then remaining unpaid. The number of Stock Equivalent Units represented in a Deferred Stock Account shall be reduced forthwith by that number (rounded to the nearest one-ten thousandth of a unit) determined by dividing the amount of the distribution by the Fair Market Value of the Common Stock taken into account for purposes of clause (A) of the preceding sentence.

In the event that a Participant dies after receiving payment of some, but less than all, of the entire amount to which such Participant is entitled under this Plan, the unpaid balance shall be paid in a lump sum to the Participant's Beneficiary.

     (d) In the case of a Deferred Cash Account or a Deferred Stock Account with respect to which payment is to be made in a lump sum, the amount of such payment shall be determined as if installment payments had been elected and the lump sum was the last (but only) such payment.

     (e) After a Participant's Termination of Service occurs, neither such Participant or his Beneficiary shall have any right to modify in any way the schedule for the distribution of amounts credited to such Participant under this Plan as specified in the last election filed by the Participant. However, upon a written request submitted to the Secretary of the Company by the person then entitled to receive payments under this Plan (who may be the Participant, or a Beneficiary, the Board of Directors may in its sole discretion, accelerate the time for payment of any one or more installments remaining unpaid.

     11. INCOMPETENCY. If, in the opinion of the Board of Directors of the Company, a Participant shall at any time be mentally incompetent, any payment to which such Participant would be entitled under this Plan may, with the approval of the Board of Directors, be paid to the Participant's legal representative, or to any other person for his benefit and in such case, the Board of Directors may in its sole discretion, accelerate the time for payment of any one or more installments remaining unpaid.

     12.  MISCELLANEOUS.

     (a) This Plan shall be effective upon adoption by the Board of Directors of the Company.

     (b) Amounts payable hereunder may not be voluntarily or involuntarily sold or assigned, and shall not be subject to any attachment, levy or garnishment.

     (c) Participation in this Plan by any person shall not confer upon such person any right to be nominated for re-election to the Board of Directors, or to be re-elected to the Board of Directors.

     (d) The Company shall not be obligated to reserve or otherwise set aside funds for the payment of its obligations hereunder, and the rights of any Participant under the Plan shall be an unsecured claim against the general assets of the Company. All amounts due Participants or Beneficiaries under this Plan shall be paid out of the general assets of the Company.

     (e) The Board of Directors shall have all powers necessary to administer this Plan, including all powers of Plan interpretation, of determining eligibility and the effectiveness of elections and of deciding all other matters relating to the Plan; provided, however, that no Participant shall take part in any discussion of, or vote with respect to, a matter of Plan administration which is personal to him and not of general applicability to all Participants or shall act with respect to his own election made pursuant to paragraph 10(b). All decisions of the Board of Directors shall be final as to any Participant under this Plan.

     (f) The Board of Directors of the Company may amend this Plan in any and all respects at any time, or from time to time, or may terminate this Plan at any time, but any such amendment or termination shall be without prejudice to any Participant's right to receive amounts previously credited to such Participant under this Plan.

     In Witness Whereof, this Plan has been executed as of the _____ day of June, 1993 by the undersigned duly authorized officer of the Company.
                              MOSINEE PAPER CORPORATION


                              _____________________________
                              Richard L. Radt
                              President and Chief Executive
                              Officer

                                                     EXHIBIT 10(d)





                  MOSINEE PAPER CORPORATION

                     MOSINEE, WISCONSIN





          1993 AND 1994 INCENTIVE COMPENSATION PLAN

              FOR CORPORATE EXECUTIVE OFFICERS

                                                     EXHIBIT 10(d)

                  MOSINEE PAPER CORPORATION

                 1994 INCENTIVE COMPENSATION
                     PLAN FOR CORPORATE
                     EXECUTIVE OFFICERS



I. The President and Chief Executive Officer shall be entitled to receive incentive compensation in accordance with the following:

                                         Range of
                                         Incentive Compensation
     Earnings Per Share Range (1)        as a % of Base Salary (2)
     ----------------------------        -------------------------

     $1.50 - 2.50                                0 - 100%


     (1) Earnings per share are to be adjusted for accruals on SAR's, bonus expense and extraordinary items.

     (2) Incremental earning results between performance range will result in corresponding and proportional adjustment in percentage of salary earned as incentive compensation limited to the maximum percentage indicated.


II. The Senior Vice President - Finance, Secretary and Treasurer shall be entitled to receive incentive compensation in accordance with the following:

                                         Range of
                                         Incentive Compensation
     A.   Earnings Per Share Range (1)   as a % of Base Salary (2)
          ----------------------------   -------------------------

          $1.50 - 2.50                           0 - 75%


     (1)  See (1) above.

     (2)  See (2) above.

     B. The Senior Vice President - Finance, Secretary and Treasurer shall be entitled to incentive compensation not in excess of an aggregate of 25% of base salary upon achievement of objectives determined by the President and Chief Executive Officer.

III. The Senior Vice President - Administration shall be entitled to receive incentive compensation in accordance with the following:

                                         Range of
                                         Incentive Compensation
     A.   Earnings Per Share Range (1)   as a % of Base Salary (2)
          ----------------------------   -------------------------

          $1.50 - 2.50                           0 - 55%


     (1)  See (1) above.

     (2)  See (2) above.

                                         Range of
     B.   Converted Products Division    Incentive Compensation
          Operating Profit Range (3)     as a % of Base Salary (2)
          ---------------------------    -------------------------

          $3,300,000 - $4,300,000                0 - 20%


     (2)  See (2) above.

     (3) Operating profit to be determined prior to bonus expense and extraordinary items.

     C. The Senior Vice President - Administration shall be entitled to incentive compensation not in excess of an aggregate of 25% of base salary upon achievement of objectives determined by the President and Chief Executive Officer.

                  MOSINEE PAPER CORPORATION

                 1993 INCENTIVE COMPENSATION
                     PLAN FOR CORPORATE
                     EXECUTIVE OFFICERS



I. The President and Chief Executive Officer shall be entitled to receive incentive compensation in accordance with the following:

                                         Range of
                                         Incentive Compensation
                                         as a % of
     Operating Unit Performance (1)      Base Salary (2)
     ------------------------------      ----------------------

     Towel & Tissue - $100,000 to
                       $1,000,000        -0- to 28%

     Pulp & Paper - $15,000,000 to
                       $21,500,000       -0- to 24%

     Bay West Converting - $4,000,000
                       to $7,000,000     -0- to 16%

     Converted Products - $3,500,000
                       to $4,800,000     -0- to 8%

     Sorg - $100,000 to $1,000,000       -0- to 4%



     1. Operating earnings are to be determined prior to bonus expense and extraordinary items.

     2. Incremental operating results between performance levels will result in corresponding and proportional adjustment in percentage of salary earned as incentive compensation limited to the maximum percentage indicated.


II. The Executive Vice President and Chief Operating Officer, the Vice President - Finance, and the Vice President - Human
     Resources shall be entitled to receive incentive compensation in accordance with the following:

                                         Range of
                                         Incentive Compensation
                                         as a % of
A.   Operating Unit Performance (1)      Base Salary (2)
     ------------------------------      ----------------------

     Towel & Tissue - $100,000 to
                       $1,000,000        -0- to 26.25%

     Pulp & Paper - $15,000,000 to
                       $21,500,000       -0- to 22.5%

     Bay West Converting - $4,000,000
                       to $7,000,000     -0- to 15.0%

     Converted Products - $3,500,000
                       to $4,800,000     -0- to 7.5%

     Sorg - $100,000 to $1,000,000       -0- to 3.75%



     1.   See (1) above.

     2.   See (2) above.

B. Each participant shall be entitled to incentive compensation not in excess of an aggregate of 25% of base salary upon achievement of objectives determined by the President and Chief Executive Officer.

                                                        EXHIBIT 11



                  MOSINEE PAPER CORPORATION
       Statement of Computation of Per Share Earnings
    For the Years Ended December 31, 1993, 1992, and 1991

                                              1993           1992            1991
                                              ----           ----            ----
Net Earnings (Loss) for the Year           $9,636,530    ($8,500,464)    $  902,457
Less:  The Sorg Paper Company
       Preferred Stock Dividends               69,036         69,036         69,036
                                           ----------     ----------     ----------

Earnings (Loss) Available to Mosinee
  Paper Corporation Common Stock           $9,567,494    ($8,569,500)    $  833,421
                                           ==========     ==========     ==========


Weighted Average Shares of Mosinee
  Paper Corporation Common Stock
  Outstanding During the Year               7,148,443      7,109,325      7,050,598
                                           ==========     ==========     ==========


Earnings (Loss) Per Share*                 $   1.3384    ($   1.2054)    $   0.1182
                                           ==========     ==========     ==========


Earnings (Loss) Per Share Rounded
  to Nearest Cent                          $     1.34    ($     1.21)    $     0.12
                                           ==========     ==========     ==========


*Earnings per Share = Earnings Available to Mosinee paper Corporation Common Stock
                      ------------------------------------------------------------
                      Weighted Average Shares of Mosinee Paper Corporation Common
                                     Stock Outstanding During the Year

          NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

                      _______________

To Our Shareholders:

     The annual meeting of shareholders of Mosinee Paper
Corporation will be held at the Westwood Conference Room, Westwood Center, Wausau Insurance Companies, 1800 West Bridge Street,
Wausau, Wisconsin on Thursday, April 21, 1994, at 11:00 a.m., local time, for the following purposes:

1. To elect two Class II Directors for terms which will expire at the annual meeting of shareholders to be held in 1997.

2.     To approve the appointment of Wipfli Ullrich Bertelson
       CPAs as independent auditors for the year ending
       December 31, 1994.

3. To transact such other business as may properly come before the meeting.

       PLEASE PROMPTLY VOTE, SIGN, DATE AND RETURN THE ENCLOSED
       PROXY IN THE ENCLOSED ENVELOPE.

       DATED:  March 23, 1994.


                              MOSINEE PAPER CORPORATION



                              Gary P. Peterson
                              Secretary


                     ____________________________



A RETURN ENVELOPE REQUIRING NO POSTAGE IF MAILED IN THE UNITED
STATES IS ENCLOSED FOR YOUR CONVENIENCE IN SUBMITTING YOUR PROXY.

MOSINEE PAPER CORPORATION                          MARCH  23, 1994
1244 KRONENWETTER DRIVE
MOSINEE, WISCONSIN  54455


                         PROXY STATEMENT
                               FOR
                 ANNUAL MEETING OF SHAREHOLDERS
                    TO BE HELD APRIL 21, 1994




                     SOLICITATION OF PROXIES

     The enclosed proxy is solicited by the Board of Directors of Mosinee Paper Corporation (the "Company") for use at the annual meeting of shareholders to be held on April 21, 1994, and at any adjournment thereof (the "Annual Meeting") for the purposes set forth in the foregoing notice.

     Officers, directors and employees of the Company may solicit proxies by telephone, telegraph or in person in addition to solicitation by mail. None of these persons will receive additional compensation. Expenses incurred in connection with the solicitation of proxies, including the reasonable expenses of brokers, fiduciaries and other nominees in forwarding proxy material, will be borne by the Company.


                        VOTING OF PROXIES

     Each holder of the Company's common stock is entitled to one vote in person or by proxy for each share held of record on all matters to be voted upon at the Annual Meeting. Only shareholders of record on March 2, 1994 are entitled to notice of and to vote at the Annual Meeting.

     With respect to the election of directors, shareholders may vote in favor of the nominees specified on the accompanying proxy card or may withhold their vote. Votes that are withheld will be excluded entirely from the voting for directors and will have no effect. The nominees receiving the largest number of votes will be elected as directors of the Company.

     On all matters other than the election of directors, shareholders may vote in favor of a proposal, against a proposal or abstain from voting. Abstentions on any matter presented to the Annual Meeting will be treated as shares that are present and entitled to vote for purposes of determining whether a quorum is present, but such abstentions shall be treated as unvoted for purposes of determining whether the matter has been approved by the shareholders. If the votes cast in favor of a proposal (other than the election of directors) exceed the votes cast against the proposal, the matter will be approved by the shareholders.

     Brokers who hold shares of the Company's common stock in street name for customers may have discretionary authority to vote on certain matters when they have not received instructions from beneficial owners, but may not have authority to vote the shares on other matters. As to matters for which the broker cannot vote shares held in street name, the shares will be recorded as a "broker non-vote." Shares reported as broker non-votes will not be considered present and entitled to vote with respect to the matter and will not be counted for purposes of determining whether a quorum is present.

     A shareholder who executes the enclosed proxy may revoke it at any time before it is voted by giving written notice to the Secretary of the Company or oral notice to the presiding officer at the Annual Meeting.

     The persons named in the accompanying proxy card, as members of the Proxy Committee of the Board of Directors, will vote the shares subject to each proxy. The proxy in the accompanying form will be voted as specified by each shareholder, but if no specification is made, each proxy will be voted:

     (1) TO ELECT Messrs. Richard G. Jacobus and Daniel R. Olvey to terms of office as Class II Directors which will expire at the annual meeting of shareholders to be held in 1997 (see "Election of Directors"),

     (2)  TO APPROVE the appointment of Wipfli Ullrich Bertelson
          CPAs as the Company's independent auditors for the year ending December 31, 1994 (see "Approval of Independent
          Auditors"), and

     (3) IN THE BEST JUDGMENT of those named as proxies on the enclosed form of proxy on any other matters to properly come before the Annual Meeting (see summary of Company bylaw requirements under "Shareholder Proposals"), the approval of minutes and matters incident to the conduct of the Annual Meeting or adjournment thereof.

                      ELECTION OF DIRECTORS

     The Company's Restated Articles of Incorporation, as amended, provide that the number of directors shall be determined by the Board of Directors pursuant to the bylaws, but that there shall be not less than three nor more than ten directors, divided into three classes to be as nearly equal in size as possible. Except in cases of the appointment of a director by the Board to fill a vacancy resulting from the creation of a new directorship, one class of directors is to be elected each year to serve a three-year term. The Board has fixed the number of directors at six, consisting of two Class I, Class II and Class III Directors, respectively.

     On August 19, 1993, Daniel R. Olvey was elected President and Chief Executive Officer and a Class II Director of the Company and Richard L. Radt was elected Vice Chairman. Mr. Olvey's election filled a vacancy on the Board which had resulted from Clarence Scholtens' resignation from the Board of Directors after having reached the Board's mandatory retirement age.

     At the Annual Meeting, Richard G. Jacobus and Daniel R.
Olvey will be candidates for reelection to the Board of Directors. Each of the nominees has consented to serve if elected, but in case one or both of the nominees is not a candidate at the Annual Meeting it is the intention of the Proxy Committee to vote for such substitute or substitutes as may be designated by the Board.

     The following information is furnished with respect to the nominees and all other directors:

                                        CLASS
        NAME, AGE,                      AND YEAR
   PRINCIPAL OCCUPATION                 IN WHICH     YEAR FIRST
    OR EMPLOYMENT AND                   TERM WILL    BECAME A
    OTHER AFFILIATIONS                  EXPIRE       DIRECTOR
- - -----------------------------------------------------------------
NOMINEES FOR A THREE-YEAR TERM

Richard G. Jacobus, 64,                 Class II       1985
  President and Chief Executive         1997
  Officer, Johnson International, Inc.

Daniel R. Olvey, 45,                    Class II       1993
  President and Chief Executive         1997
  Officer of the Company since
  August, 1993; Mr. Olvey has served
  in several executive capacities of
  increasing responsibility with the
  Company since 1991; previously, Vice
  President Finance, Secretary and
  Treasurer of Wausau Paper Mills
  Company (1985-1991).

Richard L. Radt, 62,                    Class I        1988
  Vice Chairman of the Board            1996
  of the Company; previously,
  President and Chief Executive
  Officer of the Company.

Walter Alexander, 59,                   Class I        1987
  President of Alexander                1996
  Lumber Co.; also a director
  of Old Second Bancorp, Inc.

San W. Orr, Jr., 52,                    Class III      1972
  Chairman of the Board of              1995
  the Company; Attorney, Estates
  of A. P. Woodson & Family; also
  Chairman of the Board of Wausau
  Paper Mills Company and a director
  of MDU Resources Group, Inc.

Stanley F. Staples, Jr., 69,            Class III      1968
  President, Alexander                  1995
  Properties, Inc. (investment
  management); also a director of
  Wausau Paper Mills Company and
  MDU Resources Group, Inc.

    COMMITTEES AND COMPENSATION OF THE BOARD OF DIRECTORS

COMMITTEES AND MEETINGS

     The Board of Directors annually establishes Audit, Nominating and Executive Compensation & Bonus Committees.

     During 1993, Messrs. Staples, Jacobus and Alexander served as members of the Audit Committee. The Audit Committee held two meetings during 1993 to review the audit of the previous fiscal year and the scope of the audit engagement and the range of audit fees and nature of consulting fees.

     The Nominating Committee consists of Messrs. Orr, Staples and Alexander. The Nominating Committee met once in 1993 to consider and recommend to the Board of Directors nominees for election as directors. Inquiries concerning nominations with pertinent background information should be directed to the Chairman of the Nominating Committee in care of the Company. Pursuant to the Company's bylaws, shareholders entitled to vote at the annual meeting of shareholders to be held in 1995 may make nominations from the floor only if proper notice of the proposed nomination has been provided to the Secretary of the Company not earlier than January 21, 1995 and not later than February 20, 1995. The precise requirements, including the information required to be provided in the notice and the procedures for notice in the event the date of the annual meeting is changed, are set forth in the Company's bylaws which may be obtained from the Secretary of the Company.

     Messrs. Orr, Jacobus and Staples served as members of the Executive Compensation & Bonus Committee during 1993. The Committee met five times during 1993 to review and establish executive compensation. The Committee is responsible for the establishment and implementation of executive bonus programs, including the granting of stock options. See subheading "Committees' Report on Executive Compensation Policies," page ___.

     During 1993, the Board of Directors met seven times, including its annual organizational meeting. All of the directors of the Company attended at least 75% of the aggregate number of meetings of the Board and meetings of committees of the Board on which they served.

DIRECTOR COMPENSATION

     Directors received a base annual fee of $6,000 and $1,000 for each meeting of the Board attended in 1993. No additional compensation is paid to directors for service on committees.
Directors are reimbursed for normal and customary travel expenses relating to meetings of the Board of Directors and Company business.

     Under the Company's Deferred Compensation Plan for Directors, directors may elect each year to defer fees otherwise payable in cash during the year. Amounts deferred become payable after the director's termination of service as a director in a lump sum or, if the participants elect with the approval of the Company, in quarterly installments over a period not in excess of 10 years. Payments are made in a lump sum in the event a director's service terminates as the result of a change of control of the Company, as defined by the plan. During the period of deferral, a director may elect that the deferred fees be credited with interest at the prime rate in effect as of each calendar quarter at The Chase Manhattan Bank of New York or that the deferred fees be converted into stock equivalent units. If stock equivalent units are elected, the director's account under the plan is credited with common stock equivalent units which are determined by dividing the amount deferred by the fair market value of the Company's common stock on the date of deferral and common stock equivalent units representing the fair market value of additional common stock equal in amount to the cash dividends which would have been paid on the accumulated stock equivalent units had they been actual shares of common stock. Upon distribution, stock units are converted to cash based upon the fair market value of the Company's common stock at the time of distribution. During 1993, Messrs. Orr, Olvey, Staples, Jacobus and Alexander participated in the plan and deferred the director or meeting fees otherwise payable to them.

     The Company maintains a supplemental retirement benefit plan under which Mr. Orr is entitled to receive a monthly retirement benefit in an amount equal to 50% of his highest five-year average monthly compensation beginning on the last to occur of his termination of employment or attainment of age 60. Upon Mr. Orr's death, his surviving spouse will be entitled to receive 50% of the monthly benefit otherwise payable to Mr. Orr. The plan is unfunded and provides for the accelerated payment of the present value of benefits in a lump sum in the event of a change of control of the Company, as defined in the plan.


            BENEFICIAL OWNERSHIP OF COMMON STOCK

     As of the close of business on March 2, 1994, the record date, the Company had 7,215,943 shares of common stock outstanding (including 67,500 shares subject to options exercisable within 60 days).

     The following table sets forth, based on statements filed with the Securities and Exchange Commission, the amount of common stock of the Company which is deemed beneficially owned as of the record date by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.

                               Common Stock         Percent
Name and Address               Beneficially Owned   of Class
- - ------------------------------------------------------------
Wilmington Trust Company         723,828(1)          10.03%
Rodney Square North
1100 N. Market Street
Wilmington, DE  19890-0001

(1) Includes 721,131 shares, representing 9.99% of the Company's common stock, which are held in several trusts for the benefit of the descendants of A.P. Woodson and family.

     The following table sets forth, based on statements filed with the Securities and Exchange Commission or otherwise made to the Company, the amount of common stock of the Company which is deemed beneficially owned by each of the directors and each of the executive officers of the Company named in the summary compensation table on page 7 and all directors and executive officers as a group.

                            Shares of
                          Common Stock
     Name              Beneficially Owned    Percent of Class
- - -----------------------------------------------------------------
Walter Alexander             5,000                   *
Richard G. Jacobus           5,000                   *
San W. Orr, Jr.            140,620 dagger(1)       1.95%
Richard L. Radt              3,000                   *
Stanley F. Staples, Jr.    153,407(2)              2.13%
Daniel R. Olvey             38,500(3)                *
Gary P. Peterson            15,200(4)                *
Stuart R. Carlson           15,150 dagger(4)         *

All directors and
executive officers as a
group (8 persons)          375,877 dagger(1)(2)(5) 5.21%

  *Less than 1%
  Dagger  Includes shares held by spouse and/or children.
  (1) Includes 111,028 shares held by a trust of which Mr. Orr is a co-trustee with shared voting and investment power.
  (2) Includes 15,712 shares held by a trust of which Mr. Staples is a co-trustee with shared voting and investment power and 132,946 shares held by two charitable foundations both of which Mr. Staples serves as an officer and a director.
  (3) Includes 37,500 shares subject to options exercisable within 60 days.
  (4) Includes 15,000 shares subject to options exercisable within 60 days.
  (5) Includes 67,500 shares subject to options described in footnotes (3) and (4).

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers and persons who own more than 10% of the Company's common stock ("reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the Nasdaq National Market System. Reporting persons are also required by SEC regulations to furnish the Company with copies of all section 16(a) forms filed by them with the SEC.

     Based solely on its review of the copies of the section 16(a) forms received by it or upon written representations from certain of these reporting persons in lieu of such forms as to compliance with the section 16(a) regulations, the Company is of the opinion that during the 1993 fiscal year, all filing requirements applicable under section 16 to the reporting persons were satisfied.


               EXECUTIVE OFFICER COMPENSATION

SUMMARY COMPENSATION TABLE

     The table below sets forth compensation awarded, earned or paid by the Company and its subsidiaries for services in all capacities during each of the three years ended December 31, 1993, 1992 and 1991, to each person who served as the Company's Chief Executive Officer ("CEO") during the 1993 fiscal year and each executive officer of the Company, other than the CEO, as of December 31, 1993, whose total annual salary and bonus compensation for the most recent fiscal year exceeded $100,000.

                 Summary Compensation Table
                                                               Long-Term
                                                               Compensa-
                   Annual Compensation                         tion Awards
- - -----------------------------------------------------------------------------------------

                                                      Other      Securities
Name and                                              Annual     Underlying    All Other
Principal                                             Compen-    Options/      Compen-
Position            Year        Salary(1)    Bonus     sation     SARs (#)      sation(2)
- - -----------------------------------------------------------------------------------------
Richard L. Radt;    1993        $222,304     $51,101    $0           0          $24,052(3)
Vice Chairman,      1992        $282,619     $     0    $0           0          $16,822(3)
President and       1991        $268,240     $     0    $0           0          $15,785(3)
CEO* and a
director

Daniel R. Olvey;    1993        $177,185     $79,678    $0        37,500(4)     $16,052(3)
President and       1992        $139,012     $30,908    $0        25,000(5)     $ 2,206
CEO*,               1991        $122,930     $15,150    $0        10,000(5)     $ 2,726
Executive Vice
President and
Chief Operating
Officer

Gary P.             1993        $128,041     $69,012    $0        15,000(4)     $11,863
Peterson; Senior    1992        $117,684     $50,017    $0           0          $ 2,185
Vice President,     1991 dagger $ 14,625     $ 2,000    $0        15,000(5)     $   0
Finance,
Secretary and
Treasurer

Stuart R.           1993        $118,407     $64,174    $0        15,000(4)     $10,093
Carlson; Senior     1992        $107,182     $19,807    $0           0          $ 2,210
Vice President,     1991**      $ 60,188     $ 8,000    $0        15,000(5)     $   517
Administration

     * Mr. Radt was elected Vice Chairman and Mr. Olvey was elected President and CEO on August 19, 1993.
     Dagger  Mr. Peterson was elected Vice President-Finance,
             Secretary and Treasurer on November 18, 1991.
     **      Mr. Carlson was elected as Vice President-Human
             Resources on June 3, 1991.

     (1) Includes compensation deferred by participants under the Mosinee Thrift Plan. See note (2).
     (2) Includes Company contributions under the Mosinee Thrift Plan, a 401(k) plan under which matching contributions are made by the Company according to a fixed formula and, in part, based on the Company's profits in excess of certain stated minimum amounts. Thrift Plan contributions made by the Company vest over a seven-year period. Contributions made in 1993, 1992 and 1991, on behalf of the individuals named in the summary compensation table were as follows:

             Name           1993        1992 Dagger  1991
             ----           ----        ----         ----

             Mr. Radt      $12,052     $3,899       $3,785
             Mr. Olvey     $12,052     $3,083       $2,726
             Mr. Peterson  $11,863     $2,388         N/A *
             Mr. Carlson   $10,093     $2,304       $  517*

             Dagger Amounts indicated have been revised to reflect

             post-1992 year-end adjustments. Previously reported amounts were, respectively, $3,822, $2,206, $2,185 and $2,210.
             *Mr. Peterson became eligible to participate on November 18, 1991 and Mr. Carlson became eligible to participate on June 3, 1991.
     (3) Includes director fees, some of which were deferred under the Deferred Compensation Plan for Directors described under the heading "Committees and Compensation of the Board of Directors," in the following amounts: Mr. Radt: 1993, $12,000; 1992, $13,000; 1991, $12,000; Mr. Olvey: 1993, $4,000.
     (4)     Stock options
     (5)     Stock appreciation rights

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

     The Company maintains a stock option plan and a stock appreciation rights plan pursuant to which options to purchase the Company's common stock and stock appreciation rights may be granted to key employees. The following table presents certain information with respect to grants of stock options during fiscal 1993 to executive officers named in the summary compensation table. No stock appreciation rights were granted in 1993 to executive officers.

                        Option/SAR Grants in Last Fiscal Year

                                                                          Alternative
                                    Individual Grants                     Grant Date
                                                                          Value
- - ------------------------------------------------------------------------------------------
                               % of Total
                Number of      Options/SARs
                Securities     Granted to
                Underlying     Employees in    Exercise or                Grant Date
                Options/SARs   Fiscal          Base price    Expiration   Present
Name            Granted (#)    Year(1)         ($/Sh)(2)     Date         Value $(3)
- - ------------------------------------------------------------------------------------------
Mr. Olvey        12,500         18.5%          $30.00        10/21/13     $115.375
                 12,500         18.5%          $35.00        10/21/13     $104,750
                 12,500         18.5%          $40.00        10/21/13     $ 96,125

Mr. Peterson      5,000          7.41%         $30.00        10/21/13     $ 46,150
                  5,000          7.41%         $35.00        10/21/13     $ 41,900
                  5,000          7.41%         $40.00        10/21/13     $ 38,450

Mr. Carlson      12,500          7.41%         $30.00        10/21/13     $ 46,150
                 12,500          7.41%         $35.00        10/21/13     $ 41,900
                 12,500          7.41%         $40.00        10/21/13     $ 38,450

     (1)     Based on 67,500 options granted to all employees.
     (2) All exercise prices were above the underlying common stock's fair market value of $24.75 on the grant date.
     (3) Determined pursuant to Black-Scholes option pricing model. The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated into the Black-Scholes model in estimating the value of the options reflected in the above table include: (a) exercise prices on the options granted were greater than the value ($24.75) of the underlying stock on the date of grant, (b) an option term of 20 years, (c) an interest rate of 5.33% that represents the interest rate on a long-term U.S. Treasury security, (d) volatility of 46% calculated using daily stock prices for the one-year period prior to the grant date, (e) dividends at the rate of $.36 per share representing the annualized dividends paid with respect to a share of common stock at the date of grant, and (f) a reduction of approximately 40% to reflect the probability of forfeiture due to termination prior to vesting and the probability of a shortened option term due to termination of employment prior to the option expiration date. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's common stock over the exercise price on the date the option is exercised. There is no assurance that the market price of the common stock will increase as assumed for purposes of this pricing model and no projections as to the actual future value of the Company's common stock are intended or made. See subheading "Stock Based Compensation" on page 13.

     The following table sets forth information regarding the exercise of stock options or stock appreciation rights ("SARs") in fiscal 1993 by each of the executive officers named in the summary compensation table and the December 31, 1993 value of unexercised stock options or SARs held by such officers.

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
- - ------------------------------------------------------------------------------------------
                                   Underlying                 Value of Unexercised In-the-
                                   Unexercised Options/SARs   Money Options/SARs at FY-
             Acquired on  Value    at FY-End(#)               End ($)(2)
             Exercise     Realized
Name         (#)(1)       ($)(1)   Exercisable/Unexercisable  Exercisable/Unexercisable
- - ------------------------------------------------------------------------------------------
Mr. Radt     N/A          N/A       137,000 Dagger 0          $2,905,375 Dagger $    0

Mr. Olvey    N/A          N/A          0        12,500*       $    0            $   (3)*
                                       0        12,500*                         $   (3)*
                                       0        12,500*                         $   (3)*
                                     25,000 Dagger            $  134,701 Dagger
                                     10,000 Dagger            $    9,102 Dagger
                                     15,000 Dagger            $  174,234 Dagger

Mr. Peterson N/A          N/A          0         5,000*       $    0            $   (3)*
                                                 5,000*                         $   (3)*
                                                 5,000*                         $   (3)*
                                     15,000 Dagger            $   23,577 Dagger

Mr. Carlson  N/A          N/A          0         5,000*       $    0            $   (3)*
                                                 5,000*                         $   (3)*
                                                 5,000*                         $   (3)*
                                     15,000 Dagger            $   26,306 Dagger



     * Options which become exercisable April 21, 1994. Dagger SARs exercisable only for cash.
     (1) Not applicable; no options or SARs were exercised in 1993.
     (2) Includes the value of hypothetical shares credited to grantee under provisions of SARs which assume cash dividends are paid on underlying shares and invested in Company common stock; based on $29.75 value at December 31, 1993.
     (3) Exercise price exceeded fair market value of stock at December 31, 1993.

PENSION PLAN BENEFITS

     MOSINEE RETIREMENT PLAN
     -----------------------

     The following table reflects illustrative estimated single life normal retirement benefits payable at age 65 by the Retirement Plan on an annual basis to participants in selected remuneration and years of service classifications. In estimating the annual benefit, it is assumed that covered compensation for years after 1993 will continue at the same rate as 1993. The benefit amounts listed in the table are based on five-year average cash compensation paid to a participant and are not subject to any deduction for Social Security benefits or other offset amounts. Benefits are limited by Internal Revenue Service rules which provide that the maximum compensation which could be used in 1993 to determine benefits was $235,840. At December 31, 1993, the credited years of service and the approximate average remuneration covered by the Retirement Plan for the persons named in the summary compensation table were: Messrs. Radt, 6 years, $235,840; Olvey, 4 years, $183,000; Peterson, 2 years, $182,000; and Carlson, 3 years, $134,000.

          Final Average            Years of Service
          Earnings          15        20       25          30*
          ------------------------------------------------------
          $125,000.......$18,450   $24,600   $30,750     $36,900
          $150,000.......$22,200   $29,600   $37,000     $44,400
          $175,000.......$25,950   $34,600   $43,250     $51,900
          $200,000.......$29,700   $39,600   $49,500     $59,400
          $225,000.......$33,450   $44,600   $55,700     $66,900
          $250,000.......$37,200   $49,600   $62,000     $74,400
          $275,000.......$40,950   $54,600   $68,250     $81,900
          $300,000.......$44,700   $59,600   $74,500     $89,400

           *Maximum number of years credited for benefit accrual purposes.

     SUPPLEMENTAL RETIREMENT PLAN
     ----------------------------

     The Company entered into a Supplemental Retirement Benefit Agreement with Mr. Radt in November, 1991 under which Mr. Radt is entitled to receive a lump sum supplemental retirement benefit plus interest credited at a rate, adjusted quarterly, equal to the prime rate as published in The Wall Street Journal. As of December 31, 1993, the accrued value of this benefit, including interest, was $141,696. The supplemental benefit is payable on Mr. Radt's termination of employment and will continue to be credited with interest until the date of payment. In the event of Mr. Radt's death prior to payment of the supplemental benefit, the supplemental benefit will be paid to Mr. Radt's beneficiary.

COMMITTEES' REPORT ON EXECUTIVE COMPENSATION POLICIES

     Compensation policies are established by the Executive Compensation & Bonus Committee of the Board of Directors (the "Compensation Committee") which establishes and reviews base salaries of executive officers other than the Chairman of the Board and is also responsible for the establishment and implementation of executive bonus and incentive programs. The salary of Mr. Orr, the Chairman of the Board of the Company, is approved by the Board of Directors as a whole.

     The Company's compensation program for executive officers may include various grants under the Company's stock option and stock appreciation rights ("SAR") plans. The Company's SAR plan is administered by a separate committee appointed by the Board of Directors. The stock option plan is administered by the Compensation Committee. The SAR plan committee generally considers recommendations of the Compensation Committee with respect to grants, but each committee has full discretion and control over whether a grant will be made and the amount and terms of any such grant. Insofar as this report includes a description of the compensation policies relating to the SAR plan, this report is a joint report of the Compensation Committee and of the SAR plan committee.

     This report describes the policies of the committees and the Company as in effect in 1993. As circumstances change and one or more of the committees deem it appropriate, policies in effect from time to time for years after 1993 may change.

     GENERAL
     -------

     The Company's executive compensation policies are designed to attract and retain individuals who have experience in the paper industry or who otherwise have particular training or skills which will satisfy particular requirements of the Company and to reward job performance which the Compensation Committee believes to be at or above the level expected of the Company's executive officers. The total compensation paid to executive officers and the retirement and other fringe benefits provided by the Company are designed to offer a level of compensation which is competitive with other paper companies or, in some cases, the operating units of larger paper companies which are comparable to the Company. Some, but not all, of the comparable companies used for purposes of compensation comparisons are included in the thirty-five companies which comprise the Media General MG Industry Group 381 index of paper company stock performance under the heading "Stock Price Performance Graph." In making compensation comparisons, the Committee uses only those companies whose operations are similar to the Company or, in some cases, have operating units similar to the Company. Given the disparity in size between companies which operate in the paper industry and the difficulty in determining the precise duties of executive officers of other companies, it is difficult to draw exact comparisons with the compensation policies of other companies and the determination of appropriate compensation levels by the Compensation Committee is, therefore, subjective.

     The Company's overall compensation policy is designed so that a significant portion of each executive officer's compensation package is directly tied to the performance of the Company through a combination of annual incentive bonuses which are based on the Company's financial performance during each fiscal year and stock based incentive programs which reflect the performance of the Company's common stock. The value of the stock based incentive awards to executive officers increases or decreases in value as the price of the Company's common stock increases or decreases in the Nasdaq National Market System.

     Beginning in 1994, the Company may not deduct compensation paid to the CEO and each of the four most highly paid executive officers named in the summary compensation table who are officers on the last day of the year to the extent the compensation paid to the individual officer exceeds $1 million. This limitation is subject to certain exceptions for compensation paid pursuant to performance based plans and amounts received through the exercise of stock options and SARs provided certain requirements are met. Amounts receivable by Company officers under stock options or SARs granted before February 18, 1993 are not subject to this limit. The Company does not expect any compensation paid in 1994 will exceed the deductible limit. The Committee is reviewing this limit and is determining what changes, if any, will be made in the Company's compensation policies.

     BASE SALARIES AND BENEFITS
     --------------------------

     The Compensation Committee considers a general survey of paper industry compensation prepared by an independent compensation and benefit consultant to assist it in determining an appropriate and comparable level of base salary and benefits for executive officers. Annual increases in base salary are determined by the overall objective of maintaining competitive salary levels, more general factors such as the rate of inflation, and individual job performance. Individual job performance, including satisfaction of individual performance objectives and goals and the accomplishment of specified programs in appropriate cases, is the most important factor considered by the Compensation Committee in determining appropriate increases in base compensation.

     In the case of executive officers other than the CEO, individual performance objectives and goals are established by the CEO and the assessment of an individual's job performance is based on annual performance evaluations conducted by the CEO. The CEO's base salary is determined by the Compensation Committee on the same basis as that of the Company's other executive officers, except that it is the Compensation Committee which annually establishes individual performance objectives for the CEO and reviews his accomplishment of the objectives established by the Compensation Committee.

     In addition to base salary increases which reflected the foregoing factors, Messrs. Olvey, Peterson and Carlson also received increases in base salary in 1993 which reflect promotions received during the year and their increased management responsibilities and Mr. Radt's base salary was adjusted to reflect his election as Vice Chairman and Mr. Olvey's assumption of the duties of CEO.

     INCENTIVE COMPENSATION BASED ON FINANCIAL PERFORMANCE OF THE
     ------------------------------------------------------------
COMPANY AND INDIVIDUAL PERFORMANCE
- - ----------------------------------

     The Company maintains incentive reward plans for executive officers which provide for the payment of annual cash bonuses to participants if annual Company financial and individual performance objectives are met. The Compensation Committee, in its sole discretion, annually establishes performance levels for the plans and may throughout the year review and adjust the standards for performance measurements, performance levels, and the maximum cash bonuses (as a percentage of base salary) to be paid.

     In 1993, executive officers received incentive compensation, based on each operating unit's attainment of operating income within a specified minimum and maximum range for such unit. The maximum bonus payable in 1993 to Mr. Radt with respect to performance of the Company's various operating units was based on achievement of the maximum specified operating income by each unit and ranged from 4% to 28% of his base salary as CEO, with a maximum aggregate bonus of 80% of base salary. The maximum bonuses payable in 1993 to Mr. Olvey, who became President and CEO on August 19, 1993, and to each other executive officer of the Company was based on the achievement of the maximum specified operating income by each Company's various operating units and ranged from 3.75% to 26.25% of the officer's base salary with a maximum aggregate bonus of 75% of base salary. Operating income of each unit is determined prior to bonus expense and extraordinary items.

     In addition, during 1993 each executive officer other than Mr. Radt was eligible to receive incentive compensation upon satisfaction of individual performance objectives established at the beginning of the year by Mr. Radt. The maximum aggregate incentive compensation payable to an executive officer based upon achievement of all individual performance objectives could not exceed 25% of the officer's base salary.

     STOCK BASED COMPENSATION
     ------------------------


     Executive officers participate in the Company's stock option and SAR plans at various levels. The stock option plan is administered by the Compensation Committee and the SAR plan is administered by a committee appointed by the Board of Directors. Each of the committees may impose conditions or restrictions as to exercise or vesting of grants under its respective plan. For example, the aggregate number of options granted in 1993 to executive officers were divided into three distinct increments which were exercisable at successively higher exercise prices. Neither of the committees has established formal criteria by which the size of plan grants are determined, but each committee considers the amount and terms of each grant already held by an executive officer in determining the size and amount of any new grant.

     The value of stock option and SAR grants are principally related to the long-term performance of the Company's common stock and therefore provide an identity of interests between the Company's executive officers and its shareholders. However, grantees of SARs benefit from the increase in value of the underlying common stock and from the value of the hypothetical cash dividends which would be paid with respect to a share of stock. The value of such hypothetical dividends is determined as if underlying shares subject to the SAR paid dividends in the same amount as actual common stock and that such hypothetical cash dividends are reinvested in shares of hypothetical stock on each dividend payment date (and further assume that dividends are paid and reinvested on the hypothetical stock in the same manner). Therefore, executive officers who exercise SARs will benefit from such grants regardless of an increase in the price of the Company's common stock, but such value will be enhanced by increases in the price of the Company's common stock and will be of maximum value to the executive officer only if such increase in the price of the common stock occurs. It is the intention of the Company that the hypothetical dividend features of the SARs will place the executive officers in the same position as shareholders of the Company, thereby enhancing the officer's long-term incentive and increasing his identity with the shareholders.

     Options and SARs can be, but are not necessarily, granted on an annual basis. See tables on pages 9 and 10.


     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     -----------------------------------------------------------

     Mr. Orr is Chairman of the Compensation Committee and, as Chairman of the Board of the Company, he is considered an employee of the Company. See "Committees and Compensation of the Board of Directors."

                    Executive Bonus and Compensation Committee

                          San W. Orr, Jr.
                          Richard G. Jacobus
                          Stanley F. Staples, Jr.

                    1990 SAR Plan Committee

                         Richard G. Jacobus
                         Stanley F. Staples, Jr.
                         Walter Alexander


                STOCK PRICE PERFORMANCE GRAPH

     The following graph and table compare the yearly percentage change in the cumulative total shareholder return on the Company's common stock for the five year period beginning December 31, 1988 with two indices published by Media General Financial Services. The Media General Nasdaq Market Index indicates the performance of all stocks which have been traded on the Nasdaq market during the entire five year period. The Media General MG Industry Group 381-Paper Products Index indicates the performance of thirty-five companies in the paper products industry. The graph and table assume that the value of the investment in the Company's common stock and each index on December 31, 1988 was $100 and that all dividends were reinvested.

      [PERFORMANCE GRAPH FILED UNDER COVER OF FORM SE]

                                             Value of Hypothetical Investment
                                                         December 31,
- - ------------------------------------------------------------------------------------------
                                   1988     1989     1990     1991     1992     1993
- - ------------------------------------------------------------------------------------------
Mosinee Paper Corporation         $100.00  $111.68  $134.37  $187.99  $159.36  $196.70

MG Paper Industry Group 381 Index $100.00  $113.35  $103.47  $130.21  $136.99  $143.13

MG Nasdaq Market Index            $100.00  $112.89  $ 91.57  $117.56  $118.71  $142.40

              APPROVAL OF INDEPENDENT AUDITORS

     The Board of Directors will present to the Annual Meeting a resolution that the shareholders ratify the appointment of the firm of Wipfli Ullrich Bertelson CPAs as independent auditors to audit the books, records and accounts of the Company for the year ending December 31, 1994. The firm has audited the Company's books annually since 1931.

     Representatives of Wipfli Ullrich Bertelson CPAs will be present at the Annual Meeting and will have an opportunity to make a statement or respond to appropriate questions.


                    SHAREHOLDER PROPOSALS

     If any shareholder desires to submit a proposal for inclusion in the proxy statement to be used in connection with the Annual
Meeting of Shareholders to be held in 1995, the proposal must be in proper form and be received by the Company no later than November 15, 1994.

     Pursuant to the Company's bylaws, shareholders entitled to vote at the annual meeting of shareholders to be held in 1995 may bring business before the 1995 annual meeting for consideration only if proper notice of the proposed business has been provided to the Secretary of the Company not earlier than January 21, 1995 and not later than February 20, 1995. The precise requirements, including the information required to be provided in the shareholder notice and the procedures for notice in the event the date of the annual meeting is changed, are set forth in the Company's bylaws which may be obtained from the Secretary of the Company. See "Committees and Compensation of Board of Directors" regarding bylaw requirements relating to nominations from the floor at the annual meeting of shareholders to be held in 1995.

                        OTHER MATTERS

     At this date, there are no other matters the Board of Directors intends to present or has reason to believe others will present to the Annual Meeting. If other matters now unknown to the Board of Directors are properly presented at the Annual
Meeting, those named as proxies will vote in accordance with their judgment.


     DATED:  March 23, 1994.


                              BY ORDER OF THE BOARD OF DIRECTORS



                              GARY P. PETERSON,
                              Secretary





PLEASE SIGN, DATE AND RETURN YOUR PROXY PROMPTLY.