Form 10-Q
period 1994-03-31
MOSINEE PAPER CORP
filed 1994-05-13
CIK 68412

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended MARCH 31, 1994

                             OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
               SECURITIES EXCHANGE ACT OF 1934


      For the transition period from __________ to __________


               Commission file number:  0-1732

                  MOSINEE PAPER CORPORATION
     (Exact name of registrant as specified in charter)


             WISCONSIN                     39-0486870
     (State of incorporation)            (I.R.S Employer
                                      Identification Number)


                   1244 KRONENWETTER DRIVE
                MOSINEE, WISCONSIN 54455-9099
           (Address of principal executive office)


 Registrant's telephone number, including area code: 715-693-4470


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes   X       No
                         -----        -----


The number of common shares outstanding at March 31, 1994 was 7,148,443.

                  MOSINEE PAPER CORPORATION
                          FORM 10-Q
                QUARTER ENDED MARCH 31, 1994


                                                          Page
No.

- - --------
PART I.     FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Three Months Ended
               March 31, 1994 (unaudited) and
               March 31, 1993 (unaudited). . . . . . . . . . . .
1

               Condensed Consolidated Balance
               Sheets March 31, 1994 (unaudited)
               and December 31, 1993 (derived from
               audited financial statements) . . . . . . . . . .
2

               Condensed Consolidated Statements
               of Cash Flows Three Months
               Ended March 31, 1994 (unaudited)
               and March 31, 1993 (unaudited). . . . . . . . . .
3

               Notes to Condensed Consolidated
               Financial Statements. . . . . . . . . . . . . . .
4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . .
5


PART II.     OTHER INFORMATION

     Item 3.     Defaults in Senior Securities . . . . . . . . .
8

     Item 6.     Exhibits and Reports on Form 8-K. . . . . . . .

               PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         MOSINEE PAPER CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME
                                            Three Months Ended
                                                 March 31,
($ thousands except share data - unaudited)   1994       1993
- - -------------------------------------------   ----       ----
Net sales                                   $61,995    $57,053
Cost of sales                                51,006     48,812
                                             ------     ------
Gross profit on sales                        10,989      9,241
                                             ------     ------
Operating expenses:
  Selling and advertising                     2,219      2,243
  Administrative                              3,543      2,982
                                             ------     ------
     Total operating expenses                 5,762      5,225
                                             ------     ------
Income from operations                        5,227      4,016
Other income (expense):
  Patent infringement award                      --      5,529
  Interest income                                 1         16
  Interest expense                             (951)    (1,578)
  Other                                         (57)      (324)
                                               ------   ------
Income before income taxes and
  cumulative effect adjustment                4,220      7,659
Provision for income taxes                    1,700      3,064
                                             ------     ------
Income before cumulative effect
  of changes in accounting
  principles                                  2,520      4,595
Cumulative effect of a change in
  accounting principle (net of
  income taxes)                                (750)        --
                                             ------     ------
Net income                                  $ 1,770    $ 4,595
                                            =======    =======
Income per share
  before cumulative effect of
  changes in accounting principle           $  0.35    $  0.64
Cumulative effect of a change in
  accounting principle
  (net of income taxes)                       (0.10)        --
                                             ------     ------
Net income per share                        $  0.25    $  0.64
                                            =======    =======
Weighted average common
  shares outstanding                      7,148,443  7,148,443
                                          =========  =========

         MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
($ thousands)                          March 31,     December 31,
- - -------------                            1994*           1993*
                                         ----            ----
ASSETS

Current assets:
  Cash and cash equivalents            $    602       $  1,521
  Receivables, net                       23,408         21,461
  Inventories                            30,506         30,456
  Deferred income taxes                   3,541          3,541
  Other current assets                      479            728
                                        -------        -------
     Total current assets                58,536         57,707
                                        -------        -------
Property, plant and equipment           321,117        318,318
  Less:  accumulated depreciation       133,458        130,064
                                        -------        -------
Net depreciated value                   187,659        188,254
                                        -------        -------
Other assets                              6,309          6,100
                                        -------        -------
TOTAL ASSETS                           $252,504       $252,061
                                       ========       ========
LIABILITIES

Current Liabilities:
  Accounts payable                     $ 17,951       $ 17,481
  Accrued and other liabilities          15,683         18,506
  Accrued income taxes                      940            425
                                        -------        -------
     Total current liabilities           34,574         36,412

Long-term debt                           95,271         96,260
Deferred income taxes                    18,239         18,081
Postretirement benefits                  14,150         13,959
Other noncurrent liabilities              8,112          6,961
                                        -------        -------
     Total liabilities                  170,346        171,673
                                        -------        -------
Commitments and contingencies              --             --
Preferred stock of subsidiary             1,255          1,255
                                        -------        -------
STOCKHOLDERS' EQUITY

Preferred stock - $1 par value, authorized
     - 1,000,000 shares, none issued
Common stock - $2.50 par value
     - 15,000,000 shares authorized
     - 10,393,823 shares issued          25,984         25,984
Additional paid-in capital               13,851         13,851
Retained earnings                        58,756         56,986
                                        -------        -------
     Subtotals                           98,591         96,821
Treasury stock at cost                  (17,688)       (17,688)
                                        -------        -------
     Total stockholders' equity          80,903         79,133
                                        -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                               $252,504       $252,061
                                       ========       ========

*The consolidated balance sheet at March 31, 1994 is unaudited.
The December 31, 1993 consolidated balance sheet is derived from audited financial statements.

         MOSINEE PAPER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOW
                                              Three Months Ended
                                                   March 31,
($ thousands - unaudited)                       1994       1993
- - -------------------------                       ----       ----
Cash flows from operating activities:
  Net income                                  $ 1,770    $ 4,595
  Provision for depreciation, depletion
    and amortization                            3,788      3,663
  Recognition of deferred revenue                 (10)       (10)
  Provision for losses on accounts receivable      63        114
  (Gain) loss on property, plant and equipment
    disposals                                      51        (31)
  Deferred income taxes                           158        342
  Changes in operating assets and liabilities:
    Accounts receivable                        (2,010)       770
    Inventories                                   (51)    (1,602)
    Other assets                                 (293)      (346)
    Accounts payable and other liabilities       (262)      (672)
    Accrued income taxes                          515      2,555
                                               ------     ------
Net cash provided by operating activities      $3,719     $9,378
                                               ======     ======
Cash flows from investing activities:
  Capital expenditures                         (3,029)      (664)
  Proceeds from property, plant and
    equipment disposals                            23         31
                                               ------     ------
Net cash used in investing activities          (3,006)      (633)
                                               ------     ------
Cash flows from financing activities:
  Payments under credit agreements               (989)    (8,347)
  Repayment of long-term debt                      --        (39)
  Dividends paid                                 (643)      (643)
                                               ------     ------
  Net cash used in financing activities        (1,632)    (9,029)
                                               ------     ------
Net decrease in cash and cash equivalents        (919)      (284)
Cash and cash equivalents at beginning of year  1,521        841
                                               ------     ------
Cash and cash equivalents at end of quarter    $  602     $  557
                                               ======     ======
Supplemental Cash Flow Information:
  Interest paid - net of amount capitalized    $1,067     $1,620
  Income taxes paid (refunded)                    627     (1,838)

         MOSINEE PAPER CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying financial statements in the opinion of management reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end. Such adjustments include interim LIFO inventory valuations and the effective income tax rate for the year. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles.

2.   Inventories consist of the following:
     ($ thousands)                      March 31,  December 31,
     -------------                        1994         1993
                                          ----         ----
     Raw material                       $12,434      $12,794
     Finished goods and work in process  16,847       16,247
     Supplies                             8,200        8,124
                                         ------       ------
          Subtotal                       37,481       37,165
     Less:  LIFO reserve                  6,975        6,709
                                         ------       ------
     Net inventories                    $30,506      $30,456
                                        =======      =======

3. Earnings per share of common stock is based on the weighted average number of common shares outstanding and gives effect to applicable preferred stock dividend requirements.

4. Net income includes expenses, or credits, for incentive compensation plans based upon the company's stock price.
The
     company calculates this liability using the average price of Mosinee Paper's stock at the close of each fiscal quarter as if all earned incentive compensation plans had been exercised
     on that day. For the three months ended March 31, 1994, these plans are an after-tax expense of $28,000, or less than
     $0.01 per share, compared to the first quarter of 1993 which produced after-tax income of $235,000 or $0.03 per share.

5.   The company adopted the provisions of Statement of Financial
     Accounting Standards (SFAS) No. 112, "Accounting for
     Postemployment Benefits", as of January 1, 1994. The cumulative effect for the transition obligation was an after-tax expense of $750,000 or $0.10 per share.

6. On February 8, 1993, the U.S. District Court of Appeals for the Federal Circuit upheld the District Court's judgment awarded the company against James River Corporation. The District Court had held that James River had infringed upon certain washroom towel cabinet roll transfer mechanisms patented by the company's Bay West Corporation subsidiary. The judgment of $5,529,000, including interest was received and recorded as income in March, 1993.

7. The first quarter 1993 income statement has been reclassified to conform with December 31, 1993 presentation by increasing sales $45,000, decreasing cost of sales $219,000 and increasing selling and administrative expenses $264,000.

8. Refer to notes to the financial statements which appear in the 1993 Annual Report for the company's accounting policies which are pertinent to these statements.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          (All $ amounts are in thousands, except per share amounts)

RESULTS OF OPERATIONS

First quarter net sales of $61,995 were nearly 9% above the $57,053 reported last year. Bay West accounted for over 50% of the increase on 27% higher case volume that more than offset continued unfavorable pricing and a weaker mix of products sold. The balance of the improvement was spread among the other operating units. The difficult paper market that has persisted for the past three years continued as evidenced by all operating units reporting unfavorable price variances when compared to the prior year. In the aggregate, lower prices reduced net sales by nearly $2 million. Selective and general price increases have either been announced, or are scheduled, at most operations. Those price increases that have been implemented have been moderately successful.

Cost for sales for the first three months of the year of $51,006 increased 7% over the year earlier level of $47,812. As a percent of net sales, cost of sales declined from nearly 84% to slightly above 82%. Bay West's towel and tissue mill lowered operating and material costs while increasing volume of products manufactured providing this favorable improvement. The increase in costs at our other locations were generally raw material driven. Prices have increased for pulpwood, purchased bleached pulp and linerboard. In some instances it has been difficult to pass these higher costs on through increased selling prices.

Gross profit, reflecting the above, increased 19% to $10,989 for the first quarter from the $9,241 reported for the same period last year. Gross profit as a percent of sales improved to nearly
18% from the year earlier 16% level.

Operating expenses for the first quarter of $5,762 rose $537, or 10%, over the $5,225 reported at this time last year. Selling expenses declined slightly from the prior year. General and administrative expenses, excluding the effect of adjustments to the accrued liability for incentive compensation programs based on the market price of the company's stock, rose $122, or 3% over last year. Last year, lower stock prices reduced this same liability resulting in an income increase of $392, while slightly higher stock prices by the end of the first quarter this year caused an expense of $47. General inflationary increases in operating expenses, principally employee compensation related, were mostly offset by cost reduction programs in other areas.

Cost of sales and operating expenses in 1994 include a charge for postemployment benefits required by the mandatory adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" of $20 representing the interest charge on the discounted obligation for these benefits. Also, the first quarter income statement has been reclassified to conform with the December 31, 1993, presentation by increasing revenues $45, decreasing cost of sales $219 and increasing operating expenses $264.

Reflecting the above, income from operations for the first quarter of $5,227 increased $1,211, or 30% from the year earlier level of $4,016.

Interest expense of $951 declined substantially from the year earlier amount of $1,578 due to a lower debt level, lower interest rates in effect during the respective periods and the expiration during the fourth quarter of 1993 of an interest rate protection program that increased interest expense last year when actual rates dropped below the guaranteed floor. Other income last year of $5,529, or $0.46 per share, was reported in the first quarter of 1993 from the award of the company's settlement of a patent infringement lawsuit.

Accordingly income before the cumulative effect of a change in accounting principle and income taxes reached $4,220 for the first quarter of 1994 compared to $7,659 during the same period in 1993.
The provisions for income taxes of $1,700 and $3,064, for the first quarters of 1994 and 1993, respectively, are based on respective effective income tax rates of 40.3% and 40.0%.

The company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" effective January 1, 1994. The accumulated liability as of December 31, 1993 for these benefits was $1,150 and required an after-tax expense of $750 or $0.10 per share.

Reflecting the above, net income for the first quarter of $1,770 or $0.25 per share, declined from the $4,595 or $0.64 per share.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of $3,719 declined from the $9,378 provided during the first three months of 1993. The principal transactions accounting for the decline were last year's receipt of the $5,529 award for a patent infringement lawsuit and tax payments of $1,027 made this year compared to the tax refund of $1,838 received in 1993. Improved income from operations provided additional cash. Cash used in investing activities included $3,029 of capital expenditures. The primary capital project during the quarter was the installation of flotation cells in the deink plant at Bay West's towel and tissue mill. This new equipment will lower bleached deink fiber cost and improve quality and brightness of the deink pulp. The project became operational near the end of the first quarter.

Cash utilized in financing activities consisted of debt repayment of $989 and cash dividends paid to shareholders totalling $643. Cash provided from operations and utilized in financing and investing activities reduced cash by $919 from the year end level of $1,521 to the March 31, 1994 balance of $602.

The company maintains a credit agreement with one bank acting as agent and certain financial institutions as lenders to issue up to
$110,000 of unsecured borrowing less the amount of commercial paper outstanding. As of March 31, 1994 the company had issued and outstanding $43,271 of commercial paper and had other borrowings under the agreement of $52,000 for a total debt of $95,271. This leaves approximately $15,000 available to supplement cash provided from operations for uses in the business which, at the present time, the company believes to be adequate for the operation of the business and planned capital expenditures.

Long-term debt, which was reduced $1,000 from the prior year end level, as a percent of total capitalization declined to 54%. Working capital of $23,962 increased $2,667 from the end of 1993 reflecting increased accounts receivable from higher sales and decreases in accrued and other liabilities. The current ratio, reflecting this increase, improved to 1.7:1 at the end of the first quarter from the year end level of 1.6:1.

                 PART II - OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Sorg Paper Company, a subsidiary of the registrant, omitted the payment of its quarterly cash dividends of $1.37 per share, payable April 1, 1994 to shareholders of record, on its 5-1/2% cumulative preferred stock, par value $100. The number of 5-1/2% cumulative preferred shares outstanding is 12,552 and the amount of dividends in arrears is $396,765.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:


Page

- - ----
     (a)  Exhibits required by Item 601 of
          Regulation S-K.

          (11)  Computation of earnings per share               9

     (b)  Reports on Form 8-K:

          None


                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              MOSINEE PAPER CORPORATION



May 13, 1994                  GARY P. PETERSON
                              -----------------------------------
                              Gary P. Peterson
                              Senior Vice President-Finance,
                                Secretary and Treasurer

                              (On behalf of the Registrant and as
                              Principal Financial Officer)

                                                       Exhibit 11

                  MOSINEE PAPER CORPORATION
                     MOSINEE, WISCONSIN

                    COMPUTATION OF PER SHARE EARNINGS

                                                      EXHIBIT 11

                  MOSINEE PAPER CORPORATION
       Statement of Computation of Per Share Earnings
        For the Periods Ended March 31, 1994 and 1993

                                       1994               1993
                                       ----               ----
Net Earnings                        $1,769,581        $4,595,292
Less:  The Sorg Paper Company
     Preferred Stock Dividends          17,196            17,196
                                     ---------         ---------
Earnings Available to Mosinee
  Paper Corporation Common Stock    $1,752,385        $4,578,096
                                    ==========        ==========

Weighted Average Shares of Mosinee
  Paper Corporation Common Stock
  Outstanding During the Year        7,148,443         7,148,443
                                    ==========        ==========

Earnings Per Share*                 $   0.2451        $   0.6404
                                    ==========        ==========
Earnings Per Share Rounded
  to Nearest Cent                   $     0.25        $     0.64
                                    ==========        ==========

*Earnings per Share =   Earnings Available to Mosinee Paper
                              Corporation Common Stock
                      ----------------------------------------
                      Weighted Average Shares of Mosinee Paper


                        Corporation Common Stock Outstanding