Form 10-Q
period 1994-06-30
MOSINEE PAPER CORP
filed 1994-08-12
CIK 68412

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1994

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

The number of common shares outstanding at June 30, 1994 was 7,148,443.

               MOSINEE PAPER CORPORATION
                        FORM 10-Q
              QUARTER ENDED JUNE 30, 1994



                                                          Page No.

PART I.     FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Six Months Ended
               June 30, 1994 (unaudited) and
               June 30, 1993 (unaudited)                   1

               Condensed Consolidated Balance
               Sheets June 30, 1994 (unaudited)
               and December 31, 1993 (derived from
               audited financial statements)               2

               Condensed Consolidated Statements
               of Cash Flows Six Months
               Ended June 30, 1994 (unaudited)
               and June 30, 1993 (unaudited)               3

               Notes to Condensed Consolidated
               Financial Statements                        4-5

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                   5-9


PART II.     OTHER INFORMATION

     Item 3.   Defaults in Senior Securities               10

     Item 4.   Submission of Matters to a Vote of
               Security Holders                            10

     Item 6.   Exhibits and Reports on Form 8-K            11

             PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                         MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                          Three Months Ended       Six Months Ended
                                               June 30,                 June 30,
(in thousands, except                      1994       1993         1994        1993
 share data - unaudited)                   ----       ----         ----        ----
Net sales                               $64,784    $60,463     $126,779    $117,516
Cost of sales                            52,172     50,341      103,178      98,153
                                         ------     ------      -------     -------

Gross profit on sales                    12,612     10,122       23,601      19,363
                                         ------     ------       ------      ------

Operating expenses:
  Selling and advertising                 2,499      2,211        4,718       4,454
  Administrative                          4,228      4,045        7,771       7,027
                                          -----      -----        -----       -----

     Total operating expenses             6,727      6,256       12,489      11,481
                                          -----      -----       ------      ------

Income from operations                    5,885      3,866       11,112       7,882
Other income (expense):
  Patent infringement award                 ---        ---          ---       5,529
  Interest income                             1          1            2          17
  Interest expense                       (1,112)    (1,751)      (2,063)     (3,329)
  Other                                      75        140           18        (184)
                                          -----      -----        -----       ------
Income before income taxes and
  cumulative effect adjustment            4,849      2,256        9,069       9,915
Provision for income taxes                1,970        902        3,670       3,966
Income before cumulative effect
  of a change in accounting
  principles                             $2,879      1,354        5,399       5,949
Cumulative effect of a change in
  accounting principles (net of
  income taxes)                             ---        ---         (750)        ---
                                          -----      -----        ------      -----

Net income                               $2,879     $1,354       $4,649      $5,949
                                         ======     ======       ======      ======

Income per share before cumulative
effect of a change in accounting
principles                               $ 0.40     $ 0.19       $ 0.75      $ 0.83
Cumulative effect of a change in
  accounting principles
  (net of income taxes)                     ---        ---        (0.10)        ---
                                         ------     ------       -------     ------

Net income per share                     $ 0.40     $ 0.19       $ 0.65      $ 0.83
                                         ======     ======       ======      ======

Weighted average common
  shares outstanding                  7,148,443  7,148,443    7,148,443   7,148,443
                                      =========  =========    =========   =========

See accompanying notes to consolidated financial statements

                        MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
($ thousands)                                   June 30,         December 31,
                                                  1994*                1993*
                                                  ----                 ----
ASSETS
Cash and cash equivalent                       $   851               $ 1,521
Receivables, net                                24,223                21,461
Inventories                                     33,179                30,456
Deferred income taxes                            3,541                 3,541
Other current assets                               545                   728
                                               -------               -------
  Total current assets                          62,339                57,707
                                               -------               -------

Property, plant and equipment, net             326,376               318,318
  Less: accumulated depreciation               136,676               130,064
                                               -------               -------
Net depreciation value                         189,700               188,254
                                               -------               -------
Other assets                                     6,492                 6,100
                                               -------               -------

TOTAL ASSETS                                  $258,531              $252,061
                                              ========              ========

LIABILITIES
Accounts payable                              $ 18,032              $ 17,481
Accrued and other liabilities                   18,024                18,506
Accrued income taxes                               925                   425
                                              --------              --------
  Total current liabilities                     36,981                36,412
Long-term debt                                  96,557                96,260
Other deferred expenses                         41,242                39,001
                                              --------              --------
Total liabilities                              174,780               171,673
                                              --------              --------

Commitments and contingencies                       --                    --
Preferred stock of subsidiary                    1,255                 1,255
                                              --------              --------

STOCKHOLDERS' EQUITY
Common stock and paid-in capital                39,835                39,835
Retained earnings                               60,349                56,986
Treasury stock                                 (17,688)              (17,688)
                                               --------              --------

Total stockholders' equity                      82,496                79,133

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $258,531              $252,061
                                              ========              ========

*The consolidated balance sheet at June 30, 1994 is unaudited.  The December 31, 1993 consolidated balance sheet is derived from audited financial statements.


                         MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOW
                                                       Six Months Ended
                                                            June 30,
($ thousands - unaudited)                              1994         1993
                                                       ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $4,649       $5,949
  Provision for depreciation, depletion
    and amortization                                  7,669        7,404
  Recognition of deferred revenue                       (20)         (20)
  Provision for losses on accounts receivable           187          174
  Gain on property, plant and equipment
    disposals                                           (22)         (34)
  Deferred income taxes                                 881        2,042
  Changes in operating assets and liabilities:
    Accounts receivable                              (2,949)         466
    Inventories                                      (2,723)        (581)
    Other assets                                       (896)      (1,178)
    Accounts payable and other liabilities            1,151          254
    Accrued income taxes                                500          331
                                                     ------       ------
Net cash provided by operating activities             8,427       14,807
                                                     ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (8,204)      (3,619)
  Proceeds from property, plant and
    equipment disposals                                  97           35
                                                     ------       ------
Net cash used in investing activities                (8,107)      (3,584)
                                                     -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) under credit agreements         297       (9,842)
  Repayment of long-term debt                            --          (78)
  Dividends paid                                     (1,287)      (1,287)
                                                     -------      -------
Net cash used in financing activities                  (990)     (11,207)
                                                     -------     --------

Net decrease in cash and cash equivalents              (670)          16
Cash and cash equivalents at beginning of year        1,521          841
                                                     ------      -------
Cash and cash equivalents at end of period           $  851       $  857
                                                     ======       ======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid - net of amount capitalized          $2,060       $2,844
  Income taxes paid (refunded)                        2,289         (412)

See accompanying notes to consolidated financial statements

                MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying financial statements in the opinion of management reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end. Such adjustments include interim LIFO inventory valuations and the effective income tax rate for the year. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles applied in a consistent manner.

2.   Inventories consist of the following:
                                         June 30,     December 31,
                                            1994             1993
                                            ----             ----
     Raw material                        $13,904          $12,794
     Finished goods and work in process   18,211           16,247
     Supplies                              8,462            8,124
                                         -------          -------
          Subtotal                        40,577           37,165
     Less:  LIFO reserve                   7,398            6,709
                                         -------          -------
     Net inventories                     $33,179          $30,456
                                         =======          =======

3. Earnings per share of common stock is based on the weighted average number of common shares outstanding and gives effect to applicable preferred stock dividend requirements.

4. Net income includes expenses, or credits, for incentive compensation plans. The company calculates this liability using the average price of Mosinee Paper's stock at the close of each fiscal quarter as if all incentive compensation plans had been exercised on that day. For the six months ended June 30, 1994, these plans are an after tax expense of $409,000, or $0.06 per share, compared to an after tax expense of $34,000, or less than $0.01 per share for the same period last year. For the second quarter, the effect this year is an after tax expense of $381,000 or $0.05 per share, compared to second quarter last year of an after tax expense of $269,000 or $0.04 per share.

5.   The company adopted the provisions of Statement of Financial
     Accounting Standards (SFAS) No. 112, "Accounting for
     Postemployment Benefits" as of January 1, 1994. The cumulative effect for the transition obligation was an after-tax expense of $750,000 or $0.10 per share.

6. On February 8, 1993, the U.S. District Court of Appeals for the Federal Circuit upheld the District Court's judgment awarded the company against James River Corporation. The District Court had held that James River had infringed upon
           certain washroom towel cabinet roll transfer mechanisms
     patented by the company's Bay West Corporation subsidiary. The judgment of $5,529,000, including interest was received and recorded as income in March, 1993.

7. The 1993 Income Statement has been reclassified to conform with December 31, 1993 presentation. For the second quarter, revenues increased $129,000, cost of sales decreased $168,000 and selling and administrative expenses increased $297,000. For the six months year-to-date, revenues increased $174,000, cost of sales decreased $387,000, and selling and administrative expenses increased $561,000.

8. Refer to notes to financial statements which appear in the Annual Report on Form 10-K for the year ended December 31,
     1993 for the company's accounting policies which are pertinent to these statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
            (All $ amounts are in thousands, except per share amounts)

RESULTS OF OPERATIONS

Second quarter sales of $64,784 were 7% higher than the $60,463 reported last year. Strong volume gains at Bay West and Converted Products combined with mix improvements in both specialty paper operations offset lower prices still prevalent for many of our products in the competitive paper industry. A price increase for our towel and tissue products announced late in the quarter has had reasonable acceptance and has also been implemented by key competitors in these markets. Price increases for laminated paper products, such as roll wrap, and many specialty paper products have also been implemented to recover increasing wood, purchased bleached pulp, and linerboard raw material costs. Volume gains and mix improvements were partially offset by selling prices that are still lower than the prior year. Additional price increases for most products at all operating units will be sought as raw material costs continue to rise.

Sales for the first half of 1994 of $126,779 increased nearly 8% over the $117,516 reported for the same period last year. The improvement was primarily volume driven with some help from product mix improvement which was partially offset by unfavorable pricing of $3,859 in comparison to the first six months of 1993. Again Bay West accounted for the majority of both volume improvements and unfavorable pricing. The effect of Bay West's price increase was only marginally felt at the end of the second quarter. It is expected to have an increased effect during the next quarter. For the year-to-date, specialty paper operations, especially our Sorg subsidiary, accounted for all the product mix improvements more than offsetting weaker product mixes, principally at Bay West.

Cost of sales for the second quarter of $52,172 increased 3.6% over the $50,341 reported at the same time last year. As a percent of net sales, cost of sales declined to 80.5% from the year
      earlier level of 83.3% continuing the improvement from the first quarter. At the Bay West towel and tissue mill in Ohio, continued improvement in production and cost reduction programs combined with benefits from the recently installed deinking flotation cells accounted for most of the improvement. Higher costs for wood, waste paper, purchased pulp and linerboard partially offset some of the improvement from Bay West's mill. Where possible, alternative materials are being investigated to lower raw material costs. Currently, in part due to the lower exchange rate for the U.S. dollar, additional pulp and other raw material prices increases can be expected in the future.

Year-to-date cost of sales of $103,178 increased 5% over the year earlier level of $98,153 reflecting the higher volume of product sold. Significant improvements at the Bay West towel and tissue mill in Ohio have been achieved during the first six months of the year. The raw material cost increases discussed above have also impacted both first and second quarters, with the second quarter bearing much more of the increase. As a percent of net sales, cost of sales for the first six months of the year improved to 81.4% from the year earlier six month level of 83.5%.

Gross profit, reflecting the above, increased nearly 25% to $12,612 from the year earlier level of $10,122. For the quarter, this amounted to a 19.5% gross profit margin compared to the 16.7% achieved last year during the same period. On a year-to-date basis, gross profit reached $23,601, nearly 22% ahead of last year's level of $19,363. Gross profit margin, so far in 1994, is 18.6% compared to last year's level of 16.5%.

Operating expenses of $6,727 for the second quarter and $12,489 for the first half of 1994 rose over 7% and 9%, respectively, from the same periods last year. Selling expenses increased primarily during the second quarter as advertising and promotional programs were implemented. Most other costs remained comparable to prior year levels. General and administrative expenses for the second quarter of $4,228 increased 4.5% over the $4,045 reported for the same period last year. Excluding the effect of adjustments to the accrued liability for incentive compensation programs based on the market price of the company's stock (SARs) of charges of $641 and $449 for the respective periods, general and administrative expenses actually declined $9 during the current year. Similarly, on a year-to-date basis general and administrative expenses of $7,771 rose 10.6% over the prior year level of $7,027. After adjusting for SAR related effects of charges of $688 and $57 for the current and prior year-to-date periods respectively, general and administrative expenses of $7,083 rose only 1.6% over the prior year level. General inflationary increases in operating expenses, both selling and general and administrative, principally employee compensation related, continue to be offset by cost reduction programs in other operating categories.

Cost of sales and operating expenses in 1994 include a charge for postemployment benefits required by the mandatory adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" of $20 for the second quarter and $40 for the first six months of 1994 representing the interest charge on the discounted obligation for these benefits.

The second quarter and year-to-date income statement for 1993 has been reclassified to conform to December 31, 1993, presentation by increasing revenues $129 and $174, decreasing cost of sales by $168 and $387 and decreasing operating expenses $297 and $ 561 for the respective quarter and year-to-date periods.

Reflecting the above, income from operations for the second quarter $5,885 increased over 52% above the $3,866 recorded during last year's second quarter. Year-to-date income from operations of $11,112 climbed 41% over the $7,882 reported for the same period last year.

Interest expense for the second quarter of $1,112 and $2,063 for the first six months of the year decreased $580 and $1,266 over the amounts reported for the respective periods last year. Slightly lower interest rates during the early months of the year and lower debt levels helped to lower interest expense. Additionally, the expiration in the fourth quarter of 1993 of an interest rate protection program that raised rates last year when actual rates dropped below the guaranteed floor rate level contributed to the improvement. Interest expense during the second quarter increased over the first quarter as interest rates to which the debt is subjected have risen with actions by the Federal Reserve. Other income last year of $5,529, or $0.46 per share, which was reported in the first quarter of 1993 and is in the year-to-date amounts for 1993, results from the award of the company's settlement of a patent infringement lawsuit.

Accordingly, income before the cumulative effect of a change in accounting principle and income taxes reached $4,849 for the second quarter rising substantially over the $2,256 reported for the same period last year. For the first six months, income before the cumulative effect of a change in accounting principle and income taxes of $9,069 trailed the prior year level of $9,915.

The provision for income taxes of $1,970 for the quarter and $3,670 for the year-to-date are based on an effective tax rate of 40.6% and 40.5% for the respective periods. During the prior year an effective tax rate of 40% for both the second quarter and year-to-date produced income tax provisions of $902 and $3,966 for the respective periods.

Income before the cumulative effect of a change in an accounting principle reached $2,879, or $0.40 per share for the second quarter compared to the $1,354, or $0.19 per share, reported for the same period last year. For the first six months, income before the cumulative effect of a change in an accounting principle of $5,399, or $0.75 per share, trailed the prior year level of $5,949, or $0.83 per share.

The company adopted Statement of Financial Accounting Standards
No. 112, "Employers' Accounting for Postemployment Benefits" effective January 1, 1994. The accumulated liability as of December 31, 1993 for these benefits required an after-tax expense of $750, or $0.10 per share.

Reflecting the above, net income for the second quarter of $2,879, or $0.40 per share, rose significantly over the $1,354, or $0.19
      per share reported last year at the same time. For the year-
to-date, net income $4,649, or $0.65 per share, was below the $5,949, or $0.83 per share reported for the same time period last year.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations for the first six months of the year of $8,427 declined from the $14,807 reported for the same period last year. Last year, however, included the receipt of $5,529 from a patent infringement lawsuit award, which accounts for the most of the difference between the two periods. Higher sales levels accounted for the increased accounts receivable level and represented a $2,949 use of cash. Inventories at several locations were built up in anticipation of purchased pulp and linerboard price increases requiring a $2,723 additional use of cash. Partially offsetting these uses of cash was an increase in accounts payable of $1,151 resulting from the higher purchasing levels.

Cash used in investing activities represented $8,204 of capital expenditures partially offset by proceeds from equipment disposals. The capital spending was primarily at Bay West's towel and tissue mill for the new deink flotation cells and at Pulp and Paper for a new calendar stack for one machine and boiler improvements. Cash used in financing activities resulted from minimal borrowing of $297 and payment of dividends to shareholders of $1,287.

As a result of operating, investing and financing activities for the first six months of the year cash decreased by $670 to $851 at June 30, 1994 from the $1,521 balance at the end of 1993.

The company maintains a credit agreement with one bank acting as agent and certain financial institutions as lenders to issue up to $110,000 of unsecured borrowing less the amount of commercial paper outstanding. As of June 30, 1994 the company had issued and outstanding $46,557 of commercial paper and had other borrowing under the agreement of $50,000 for a total debt of $96,557. This leaves approximately $13,000 available to supplement cash provided from operations for uses in the business which, at the present time the company believes to be adequate for the operation of the business and currently anticipated capital expenditures.

Long-term debt of $96,557 rose $297 from the prior year end level of $96,260 reflecting the utilization and generation of cash described above. As a percent of total capitalization, long-term debt declined slightly to 54% from the year-end level of 55%. Working capital, reflecting the increase in inventories and accounts receivable, and accompanied by only a slight increase in current liabilities, increased to $25,358 from the year-end level of $21,295. The current ratio, reflecting this improvement, increased to 1.7:1 from the year-end mark of 1.6:1.
                         PART II - OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The Sorg Paper Company, a subsidiary of the registrant, omitted the payment of its quarterly cash dividends of $1.38 per share, payable July 1, 1994 to shareholders of record, on its 5-1/2% cumulative preferred stock, par value $100. The number of 5-1/2% cumulative preferred shares outstanding is 12,552 and the amount of dividends in arrears is $414,086.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 21, 1994.

The matters voted upon, including the number of votes cast for, withheld, as well as the number of abstentions and broker non-
votes, as to each such matter were as follows:
     Matter                        Shares

                                                          Broker
                           For      Withheld    Abstain  Non-Vote
1. Election of
   Directors
(a) Richard G. Jacobus  6,030,588   21,021            0        0
(b) Daniel R. Olvey     6,031,952   19,657            0        0

2.  Approval of
    appointment of
    independent auditors
    for year ending
    December 31, 1994   6,024,007   19,861        7,741        0

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
                                                            Page
                                                            ----

    (a)   Exhibits required by Item 601 of Regulation S-K.

          (11)  Computation of earnings per share            13

    (b)   Reports on Form 8-K:

          None
                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           MOSINEE PAPER CORPORATION



August 11, 1994            GARY P. PETERSON
                           Gary P. Peterson
                           Senior Vice President-Finance,
                             Secretary and Treasurer

                           (On behalf of the Registrant and as
                           Principal Financial Officer)
                                                           Exhibit
11

                  MOSINEE PAPER CORPORATION
                     MOSINEE, WISCONSIN

              COMPUTATION OF PER SHARE EARNINGS
                                                           EXHIBIT
11

                  MOSINEE PAPER CORPORATION
      Statement of Computation of Per Share Net Income
        For the Periods Ended June 30, 1994 and 1993
                                                 1994           1993
                                                 ----           ----
Net Income                                 $4,649,251     $5,949,120
Less:  The Sorg Paper Company
       Preferred Stock Dividends               34,518         34,518
                                            ---------      ---------
Net Income Available to Mosinee
  Paper Corporation Common Stock           $4,614,733     $5,914,602
                                           ==========     ==========

Weighted Average Shares of Mosinee
  Paper Corporation Common Stock
  Outstanding During the Year               7,148,443     7,148,443
                                           ==========    ==========

Net Income Per Share*                      $   0.6456    $   0.8274
                                           ==========    ==========

Net Income Per Share Rounded
  to Nearest Cent                          $     0.65    $     0.83
                                           ==========    ==========

*Net Income per Share = Net Income Available to Mosinee paper Corporation Common Stock
                        --------------------------------------------------------------
                         Weighted Average Shares of Mosinee Paper Corporation Common
                                               Stock Outstanding