Form 10-Q
period 1994-09-30
MOSINEE PAPER CORP
filed 1994-11-14
CIK 68412

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 1994

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


The number of common shares outstanding at September 30, 1994 was 7,148,443.

                  MOSINEE PAPER CORPORATION

                          FORM 10-Q

              QUARTER ENDED SEPTEMBER 30, 1994


                                                          Page No.
                                                          --------

PART I.      FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Statements of Income,
               Nine Months Ended September 30, 1994
               (unaudited) and September 30, 1993
               (unaudited)                                   1

               Consolidated Balance Sheets,
               September 30, 1994 (unaudited)
               and December 31, 1993 (derived from
               audited financial statements)                 2

               Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1994
               (unaudited) and September 30, 1993
               (unaudited)                                   3

               Notes to Consolidated Financial Statements    4-5

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                     5-9


PART II.     OTHER INFORMATION

     Item 3.   Defaults in Senior Securities                 10


     Item 6.   Exhibits and Reports on Form 8-K              11



               PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                                   Three Months Ended           Nine Months Ended
                                      September 30,                September 30,
                                   1994          1993           1994         1993
                                   ----          ----           ----         ----
(in $ thousands, except
 share data - unaudited)
Net sales                       $67,811       $65,177       $194,590     $182,693
Cost of sales                    56,207        52,924        159,385      151,077
                                 ------        ------        -------      -------
Gross profit on sales            11,604        12,253         35,205       31,616
                                 ------        ------        -------      -------
Operating expenses:
  Selling and advertising         2,421         2,329          7,139        6,783
  Administrative                  3,006         3,390         10,777       10,417
                                 ------        ------         ------       ------
Total operating expenses          5,427         5,719         17,916       17,200
                                 ------        ------         ------       ------
Income from operations            6,177         6,534         17,289       14,416

Other income (expense):
  Patent infringement award         ---           ---            ---        5,529
  Interest income                     1                            3           17
  Interest expense               (1,311)       (1,301)        (3,374)     ( 4,630)
  Other                             279        (  313)           297      (   497)
                                 ------        ------          -----      -------
Income before income taxes and
  cumulative effect adjustment    5,146         4,920         14,215       14,835
Provision for income taxes        2,087         2,915          5,757        6,881
                                 ------        ------         ------       ------
Income before cumulative
  effect of a change in
  accounting principle           $3,059         2,005          8,458        7,954
Cumulative effect of a change
  in accounting principle (net
  of income taxes)                  ---           ---         (  750)         ---
                                  -----         -----         ------        -----
Net income                      $ 3,059       $ 2,005        $ 7,708     $  7,954
                                =======       =======        =======     ========

Income per share before
  cumulative effect of a change
  in accounting principle       $  0.42       $  0.28        $  1.17     $   1.11
Cumulative effect of a change
  in accounting principle
  (net of income taxes)             ---           ---          (0.10)         ---
                                 ------        ------          -----       ------
Net income per share            $  0.42       $  0.28        $  1.07     $   1.11
                                =======       =======        =======     ========
Weighted average common
  shares outstanding          7,148,443     7,148,443      7,148,443    7,148,443
                              =========     =========      =========    =========

See accompanying notes to consolidated financial statements

         MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                                   September 30,      December 31,
($ thousands)                              1994*             1993*
                                           ----              ----
ASSETS
Cash and cash equivalents              $  1,005          $  1,521
Receivables, net                         24,885            21,461
Inventories                              32,356            30,456
Deferred income taxes                     3,527             3,541
Other current assets                        621               728
                                        -------            ------
  Total current assets                   62,394            57,707
                                        -------            ------

Property, plant and equipment           330,454           318,318
  Less: accumulated depreciation        140,186           130,064
                                        -------           -------
Net depreciated value                   190,268           188,254
                                        -------           -------
Other assets                              6,756             6,100
                                        -------           -------
TOTAL ASSETS                           $259,418          $252,061
                                       ========          ========

LIABILITIES
Accounts payable                       $ 16,832          $ 17,481
Accrued and other liabilities            17,258            18,506
Accrued income taxes                      1,058               425
                                        -------           -------
  Total current liabilities              35,148            36,412
Long-term debt                           95,570            96,260
Other deferred expenses                  41,890            39,001
                                        -------           -------
Total liabilities                       172,608           171,673
                                        -------           -------

Commitments and contingencies                --                --
Preferred stock of subsidiary             1,255             1,255
                                        -------           -------

STOCKHOLDERS' EQUITY
Common stock and paid-in capital         39,835            39,835
Retained earnings                        63,408            56,986
Treasury stock                          (17,688)          (17,688)
                                        -------           -------
Total stockholders' equity               85,555            79,133
                                        -------           -------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                               $259,418          $252,061

*The consolidated balance sheet at September 30, 1994 is unaudited. The December 31, 1993 consolidated balance sheet is derived from audited financial statements.

See accompanying notes to consolidated financial statements.

         MOSINEE PAPER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOW
                                                 Nine Months Ended
                                                    September 30,
($ thousands - unaudited)                        1994         1993
                                                 ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $ 7,708    $ 7,954
  Provision for depreciation, depletion
    and amortization                             11,616     11,281
  Recognition of deferred revenue               (    30)   (    30)
  Provision for losses on accounts receivable       288        249
  Gain on property, plant and equipment
    disposals                                   (   296)   (    11)
  Deferred income taxes                           1,491      3,826
  Changes in operating assets and liabilities:
    Accounts receivable                         ( 3,712)   ( 2,652)
    Inventories                                 ( 1,900)       557
    Other assets                                ( 1,601)   ( 2,108)
    Accounts payable and other liabilities          151      1,709
    Accrued income taxes                            634        419
                                                -------    -------
Net cash provided by operating activities        14,349     21,194
                                                -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                          (12,713)   ( 6,943)
  Proceeds from property, plant and
    equipment disposals                             469        184
                                                -------    -------
Net cash used in investing activities           (12,244)   ( 6,759)
                                                -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under credit agreements            (   691)   (12,583)
  Repayment of long-term debt                        --    (   105)
  Dividends paid                                ( 1,930)   ( 1,930)
                                                -------    -------
Net cash used in financing activities           ( 2,621)   (14,618)
                                                -------    -------

Net decrease in cash and cash equivalents       (   516)   (   183)
Cash and cash equivalents at beginning of year    1,521        841
                                                -------    -------
Cash and cash equivalents at end of period     $  1,005   $    658
                                               ========   ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid - net of amount capitalized    $  3,423   $  4,291
  Income taxes paid                               3,632        631

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

2.   Inventories consist of the following:
                                    September 30,  December 31,
                                            1994          1993
                                            ----         -----
     Raw material                        $14,608       $12,794
     Finished goods and work in process   18,114        16,247
     Supplies                              8,414         8,124
                                          ------        ------
          Subtotal                        41,136        37,165
     Less:  LIFO reserve                   8,780         6,709
                                          ------        ------
     Net inventories                     $32,356       $30,456
                                         =======       =======

3. Net income per share of common stock is based on the weighted average number of common shares outstanding and gives effect to applicable preferred stock dividend requirements.

4. Net income includes expenses or income resulting from incentive compensation plans. The company calculates this liability using the average price of Mosinee Paper's stock at the close of each fiscal quarter as if all incentive compensation plans had been exercised on that day. For the nine months ended September 30, 1994, these plans are an after-tax expense of $332,000, or $0.05 per share, compared to an after-tax income of $49,000, or less than $0.01 per share for the same period last year. For the third quarter, the effect this year is an after-tax income of $77,000, or $0.01 per share, compared to third quarter last year of an after-tax income of $61,000 or less than $0.01 per share.

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

7. The 1993 Income Statement has been reclassified to conform with December 31, 1993 presentation. For the third quarter, revenues decreased $174,000, cost of sales decreased $806,000 and selling and administrative expenses increased $632,000. For the year-to-date at September 30, 1993, cost of sales decreased $1,193,000, and selling and administrative expenses increased $1,193,000.

8. Refer to notes to financial statements which appear in the Annual Report on Form 10-K for the year ended December 31,
     1993 for the company's accounting policies which are pertinent to these statements.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
            (All $ amounts are in thousands, except per share amounts)

RESULTS OF OPERATIONS


Third quarter sales of $67,811 were 4% higher than the $65,177 reported last year. Strong volume gains at Bay West combined with mix improvements in specialty paper operations offset lower prices still prevalent for many of our products in the competitive paper industry. Price increases for our towel and tissue products were announced during and shortly after the end of the quarter. Price increases for laminated paper products, such as roll wrap, and many specialty paper products continue to be implemented to recover increasing pulpwood, purchased bleached pulp, and linerboard raw material costs wherever possible. Additional price increases for most products at all operating units will be sought as raw material costs continue to rise.

Sales for the nine months of 1994 of $194,590 increased nearly 7% over the $182,693 reported for the same period last year. The improvement was primarily volume driven with help from product mix improvement that more than offset unfavorable or flat pricing at most operating units. Bay West accounted for most of the volume improvement and unfavorable pricing. The effect of Bay West's second quarter price increase was moderately favorable during the third quarter, but, prices still remained below year earlier levels. Recent price increases are expected to have a favorable effect in the fourth quarter.

Cost of sales for the third quarter of $56,207 increased 6% over the $52,924 reported at the same time last year. As a percent of net sales, cost of sales increased to 83% from the year earlier level of 81% reflecting the raw material prices increases, particularly waste papers, linerboard and purchased pulp. It is estimated that rapidly rising raw material cost reduced income per share by $0.18 in the third quarter alone. Continued improvement in production efficiency, cost reduction programs and benefits from the new deinking flotation cells partially offset the higher raw material costs at Bay West's towel and tissue mill in Ohio. Where possible, alternative materials are being investigated to lower raw material costs. Currently, in part due to the lower exchange rate for the U.S. dollar, additional pulp and other raw material price increases can be expected in the future and the company is committed to aggressively pursue selling price increases to offset these higher costs. Also, during the third quarter Pulp and Paper's pulp mill was shut down for 23 days due to the boiler rebuild and modernization. This shutdown resulted in unabsorbed fixed costs and higher maintenance expenses being incurred that further reduced net income an estimated $0.08 per share.

Year-to-date cost of sales of $159,385 increased 5% over the year earlier level of $151,077 reflecting both higher volume of product sold and higher raw material costs. The raw material cost increases discussed above have also impacted the first nine months, with each quarter experiencing more than the previous quarter. As a percent of net sales, cost of sales for the first nine months of the year improved to 81.9% from the year earlier nine month level of 82.7%.

Gross profit, reflecting the above, decreased 5% to $11,604 from the year earlier level of $12,253. For the quarter, this amounted to a 17.1% gross profit margin compared to the 18.8% achieved last year during the same period. On a year-to-date basis, gross profit reached $35,205 more than 11% ahead of last year's level of $31,616. Gross profit margin, so far in 1994, is 18.1% compared to last year's level of 17.3%.

Operating expenses of $5,427 for the third quarter declined slightly from the $5,719 reported for the third quarter last year. Increased selling expenses for employee compensation and higher promotional costs at Bay West more than offset cost reductions in other operations. Administrative expenses of $3,006 declined 11% from $3,390 recorded for the third quarter last year. Cost reduction programs at all operating units contributed to the reduced administrative costs. Both periods were benefited by approximately $150 resulting from reversals of prior accruals for incentive compensation programs based on the market price of the company's stock (SARs).

Operating expenses for the year-to-date of $17,916 increased 4% over the $17,200 for the same period last year. Selling expenses of $7,139 increased 5% over the $6,783 reported for the same period last year. Like the quarter, higher advertising, promotional and employee related expense, at Bay West account for the increase. General and administrative expenses for the year-to-date of $10,777 increased 3.5% over the $10,417 reported for the same period last year. Excluding the effect of adjustments for SARs of charges of $558 in the current year and income from reversals during the prior year of $92, general and administrative expenses actually declined $272, or 2.6%, during the current year. General inflationary increases in operating expenses, both selling and general and administrative, principally employee compensation related, continue to be more than offset by cost reduction programs in other operating categories at all operating units.

Cost of sales and operating expenses in 1994 include a charge for postemployment benefits required by the mandatory adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" of $20 for the third quarter and $60 for the first nine months of 1994 representing the interest charge on the discounted obligation for these benefits.

The third quarter and year-to-date income statements for 1993 have been reclassified to conform to December 31, 1993, presentation. The third quarter adjustments decreased revenues by $174 and cost of sales by $806 and increased operating expenses $632. Year-to-date adjustments decreased cost of sales by $1,193 and increased operating expenses by the same amount.

Reflecting the above, income from operations for the third quarter of $6,177 declined 5% from the $6,534 recorded during last year's third quarter. Year-to-date income from operations of $17,289 climbed 20% over the $14,416 reported for the same period last year.

Interest expense for the third quarter of $1,311 and $3,374 for the first nine months of the year decreased $10 and $1,256 over the amounts reported for the respective periods last year. Slightly lower interest rates during the early months of the year and lower debt levels helped to lower interest expense. Additionally, the expiration in the fourth quarter of 1993 of an interest rate protection program that raised rates last year when actual rates dropped below the guaranteed floor rate level contributed to the improvement. Interest expense during the third quarter continued to increase over the prior quarter as interest rates have risen and debt has remained relatively stable. Other income last year of $5,529, or $0.46 per share, resulted from the award of the company's settlement of a patent infringement lawsuit.

Accordingly, income before the cumulative effect of a change in accounting principle and income taxes reached $5,146 for the third quarter rising nearly 5% over the $4,920 reported for the same period last year. For the first nine months, income before the cumulative effect of a change in accounting principle and income taxes of $14,215 was slightly below the prior year level of $14,835.

The provision for income taxes of $2,087 for the quarter and $5,757 for the year-to-date are based on an effective tax rate of 40.5% for the respective periods. During the third quarter last year an effective tax rate of 59% resulted from an increase in the corporate tax rate in the Revenue Reconciliation Act of 1993. Additional income taxes of $950, or $0.13 per share was recorded to adjust the liability for current and deferred income taxes. Year-to-date income tax provisions last year of $6,881 reflecting this adjustment reached 46.4%.

Income before the cumulative effect of a change in an accounting principle reached $3,059, or $0.42 per share, for the third quarter compared to the $2,005, or $0.28 per share, reported for the same period last year. For the first nine months, income before the cumulative effect of a change in an accounting principle of $8,458, or $1.17 per share, improved over the prior year level of $7,954, or $1.11 per share.

The company adopted Statement of Financial Accounting Standards
No. 112, "Employers' Accounting for Postemployment Benefits" effective January 1, 1994. The accumulated liability as of December 31, 1993 for these benefits required an after-tax expense of $750, or $0.10 per share.

Reflecting the above, net income for the third quarter of $3,059, or $0.42 per share, rose over the $2,005, or $0.28 per share, reported last year at the same time. For the year-to-date, net income $7,708, or $1.07 per share, was below the $7,954, or $1.11 per share, reported for the same time period last year. Both years had material adjustments that affected net income. For comparison purposes, excluding the material transactions of proceeds from the lawsuit, increased income taxes and the expense for postemployment benefits would result in net income of $1.17 per share during the current year compared to $0.78 per share last year at this time.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations for the first nine months of the year of $14,349 declined from the $21,194 reported for the same period last year. Last year, however, included the receipt of $5,529 from a patent infringement lawsuit award, which accounts for the most of the difference between the two periods. Higher sales levels accounted for the increased accounts receivable level and represented a $3,712 use of cash. Inventories at several locations were built up in anticipation of continued purchased pulp and linerboard price increases requiring a $1,900 additional use of cash. Partially offsetting these uses of cash were increases in accrued and deferred income taxes totalling $2,125.

Cash used in investing activities represented $12,713 of capital expenditures partially offset by proceeds from property and equipment disposals. The capital spending was primarily at Bay West's towel and tissue mill for the new deink flotation cells and at Pulp and Paper for a new calendar stack for one machine and boiler improvements. The sale of timberlands containing tree species not compatible with Pulp and Paper's fiber needs provided most of the $469 of cash generated from property and equipment disposals. Cash used in financing activities resulted from debt repayments of $691 and payment of dividends to shareholders of $1,930.

As a result of operating, investing and financing activities for the first nine months of the year, cash decreased to $1,005 at September 30, 1994 from the $1,521 balance at the end of 1993.

The company maintains a credit agreement with one bank acting as agent and certain financial institutions as lenders to issue up to $110,000 of unsecured borrowing less the amount of commercial paper outstanding. As of September 30, 1994 the company had issued and outstanding $45,070 of commercial paper, other borrowing under a credit agreement of $30,500 and $20,000 under a five year note with a fixed rate of 7.83% for a total debt of $95,570. This leaves approximately $14,000 available to supplement cash provided from operations for uses in the business which, at the present time the company believes to be adequate for the operation of the business and currently anticipated capital expenditures.

Long-term debt of $95,570 declined $690 from the prior year end level of $96,260 reflecting the utilization and generation of cash described above. As a percent of total capitalization, long-term debt declined to 53% from the year-end level of 55%. Working capital, reflecting the increase in inventories and accounts receivable, was partially offset by a $1,264 decrease in current liabilities, rising to $27,246 from the year-end level of $21,295. The current ratio, reflecting this improvement, increased to 1.8:1 from the year-end mark of 1.6:1.

                 PART II - OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The Sorg Paper Company, a subsidiary of the registrant, omitted the payment of its quarterly cash dividend of $1.38 per share, payable October 1, 1994 to shareholders of record on September 15, 1994, on its 5-1/2% cumulative preferred stock, par value $100. The number of 5-1/2% cumulative preferred shares outstanding is 12,552 and the amount of dividends in arrears is $431,408.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:
                                                            Page
                                                            ----

     (a)    Exhibits required by Item 601 of
            Regulation S-K.

            (11)  Computation of earnings per share           13
            (27)  Financial Data Schedule                     14

     (b)    Reports on Form 8-K:

            None

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MOSINEE PAPER CORPORATION



November 8, 1994
                              GARY P. PETERSON
                              Gary P. Peterson
                              Senior Vice President-Finance,
                                Secretary and Treasurer

                              (On behalf of the Registrant and as
                              Principal Financial Officer)