Form 10-K
MOSINEE PAPER CORP
filed 1995-03-30
CIK 68412

FORM 10-K

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
------------------------------------------------------------------
(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended December 31, 1994

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

                  COMMON STOCK, $2.50 PAR VALUE
                      (Title of each class)
------------------------------------------------------------------
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes   X       No
                          -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in
definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  X
           ---

As of March 21, 1995, the aggregate market value of the shares of common stock held by non-affiliates was approximately
$191,519,076.

The number of common shares outstanding at March 1, 1995 was 7,148,443.

                DOCUMENTS INCORPORATED BY REFERENCE
    Proxy statement dated March 17, 1995; Pages 3 to 10*, 16*
                             (Part III)
                     *To the extent noted herein

                         TABLE OF CONTENTS

                                                              Page

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

Item 1. BUSINESS . . . . . . . . . . . . . . . . . . . . . .     1

Item 2. PROPERTIES . . . . . . . . . . . . . . . . . . . . .     7

Item 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . .     9

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.     9

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . .     9

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . .     9

Item 6. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . .    10

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION . . . . . . . . .    11

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . .    20

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . .    45

PART III . . . . . . . . . . . . . . . . . . . . . . . . . .    46

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.    46

Item 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . .    46

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT. . . . . . . . . . . . . . . . . . . . .    46

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . .    46

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . .    47

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .    47

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

EXPORT SALES

Mosinee Paper International, Inc. acts as a commissioned sales agent for the export sales of the company and has elected to be treated as a foreign sales corporation, or FSC, for federal income tax purposes. During 1994, export sales of the company's products amounted to nearly $26 million.

RAW MATERIALS

For paper making operations, fiber represents approximately half of the cost of paper. The company satisfies its fiber requirements using virgin fiber from pulpwood and chips, purchased bleached pulp and both pre- and post-consumer waste or recyclable papers. The types of paper being made and their intended uses determine the type or quality of the fiber used.

During 1994, Pulp and Paper required 36,000 tons, or 29% of total fiber requirements, of bleached pulp which it purchased on the open market. The balance, representing unbleached pulp, was produced at its kraft pulp mill. Sorg Paper is a non-integrated paper manufacturer and must purchase all required fiber on the open market. During the year it used 37,000 tons of bleached pulp, or 99% of its fiber requirements. Pulp prices have risen dramatically from an average $400/ton at the start of 1994 to slightly over $700/ton in March, 1995. The balance of purchased fiber represented waste papers, generally pre-consumer, available from printers and other paper converters.

Bay West produces all its fiber requirements from its deink and direct entry systems. The fiber source for these systems is low grade recyclable waste papers. During the year demand for most grades of waste papers increased as new deinking facilities were started in the industry. Increased export of waste papers also increased demand. Bay West was able to purchase its requirements although spot shortages did occur. The cost of waste papers used by Bay West rose dramatically in response to the demand pressures in the market. As an example, the price of file stock (which is post-consumer waste paper) rose from a beginning of the year cost of $90/ton to $235/ton at year-end. It continued to rise to $280/ton by March, 1995. News (#8) waste paper is the most plentiful and rose from $38/ton in 1994 to the March, 1995 level of $210/ton. Bay West consumed over 137,000 tons of pre- and post-consumer waste papers during the year.

Wood for Pulp and Paper's pulp mill is produced at its Mosinee Industrial Forest in northwestern Wisconsin and purchased from private landowners, public forests, and from other forest product manufacturers. During 1994, Pulp and Paper consumed 29,000 cords of pulpwood, or 20% of its total wood requirements, from its own forests. The balance was available on the open market. During 1994 the demand on pulpwood and woodchips increased resulting in both lower availability and higher costs. Costs rose from $63/cord to $67/cord. While some other paper mills experienced shortages of supply, Mosinee's Pulp and Paper Division did not and also was not subject to price volatility that exceed the range mentioned above. The availability of wood has improved in 1995 and prices are expected to remain stable for the year.

Converted Products utilizes linerboard and various waxes to
produce its laminated papers.   Linerboard, purchased from large
paper mills in the United States, was subject to high demand in 1994 that continued on into 1995. As a result, linerboard producers raised prices significantly during the year, resulting in an increase of $81/ton to $423/ton by the end of 1994. Since year-end, additional price increases totaling $100-$110/ton have been implemented or announced. The increased demand also tightened availability reaching a peak in February of 1995, with slight easing since then. Converted Products has been able to procure adequate supplies and temporarily supplemented supplies with inventory reduction which is now in the gradual process of being restored.

All other chemicals, dyes and sundry raw materials have remained readily available with no anticipated shortages seen during 1995.
The company has recovered a portion of raw material cost increases through higher selling prices for its own products. See
"Competitive Conditions".

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

MAJOR CUSTOMERS

No single customer accounted for 10% or more of consolidated net sales during 1994.

BACKLOG

The sales backlog in dollars climbed to over $21 million, up $6 million from the level at 1993 year-end. The backlog was nearly $16 million at specialty paper operations. Backlogs at converting facilities, where customer orders are serviced from inventories, generally represent orders being prepared for shipment. Backlogs at all operations existing at year-end are expected to be shipped during 1995.

COMPETITIVE CONDITIONS

Competition in the paper industry in general has been strong as capacity in excess of demand for many grades of paper has heightened pricing pressure. The tissue portion of the industry saw previous years' capacity additions being absorbed by higher demand resulting from the strong economy that existed through the year and into 1995.

Specialty paper operations at Sorg Paper and Pulp and Paper compete in many different niche markets. The highly technical nature of specialty paper limits competition since not all paper mills can produce the required papers. The competition is generally based more upon quality and service to the customer than price. However, as quality and service are improving at most paper manufacturers and becoming expected attributes of the product, price competition has begun to intensify among competitors in specialty grades. The less technical specialty grades of paper encounter more price competition since more paper mills have the capability to produce them. Additionally, as demand for commodity grade papers declines, producers of these commodity grades temporarily may venture into the less technical specialty grades to maintain production volumes, thereby increasing price competition. Mosinee's specialty paper operations were partially successful in raising selling prices to recover the rapid rise in purchased pulp cost. Additional purchased pulp cost increases during 1995 are expected to be recovered through higher selling prices.

Competition in the commercial and institutional tissue markets, which includes toweling, is among several large paper companies. Bay West, although growing, is one of the smaller competitors in this market. The improved economy and less announced capacity increases provided reductions to the severe price competition among tissue producers during 1994. With most competitors in this market feeling the effect of the high waste paper costs, the recovery of most of such increases has been possible, beginning primarily in the later part of 1994 and continuing into 1995.

Wax-laminated and converted products compete with several similar sized producers. Competition is primarily focused on price.
Additionally, wax-laminated roll wrap, for paper products sold in roll form by paper mills, competes with polywrap as an alternative roll wrap material.

RESEARCH AND DEVELOPMENT

The company is involved in research and development activities at all locations. Generally, research at specialty paper operations occurs in both the laboratory and actual paper machines in the form of trial runs. Research at converting facilities is limited to development, often in conjunction with suppliers, on new laminating compounds. Tissue operations perform trial run research in both deinking and paper production to improve product capability and quality. Additionally, research is conducted to improve existing, and develop the next generation of, product dispensers. The amounts spent on research activities are not material in relation to total operating expenses.

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

Additional information concerning the company's status as a potentially responsible party ("PRP") and other environmental matters can be found in the first paragraph of Note 12 of the Notes to Consolidated Financial Statements, page 41. As noted therein, the company is of the opinion that any costs associated with its status as a PRP will not have a material adverse effect on the business and financial condition of the company.

EMPLOYEES

The company had 1,295 employees at the end of 1994. Hourly employees at the company's paper making operations are covered under collective bargaining agreements. During 1993 negotiations were conducted which led to a four-year agreement at Sorg Paper signed in 1994. During 1994 the company negotiated with the Union Bargaining Committee at Bay West's Middletown, Ohio mill and signed a five-year labor agreement. The company considers its relationship with its employees to be excellent. Eligible employees participate in retirement plans and group life, disability and medical insurance programs.

EXECUTIVE OFFICERS OF THE COMPANY

The following information relates to Executive Officers of the Company as of March 24, 1995:

     SAN W. ORR, JR., 53

     Chairman of the Board since 1987
     Director since 1972
     Also Attorney, Estates of A.P. Woodson & Family and
     Chairman of the Board and Chief Executive Officer of Wausau Paper Mills
     Previously, Vice Chairman of the Board (1978-1987)

     RICHARD L. RADT, 63

     Vice Chairman of the Board since August, 1993
     Director since 1988
     Previously, President and Chief Executive Officer (1988-1993) and President and Chief Executive Officer of Wausau Paper
     Mills Company (1977-1987)

     DANIEL R. OLVEY, 46

     President and Chief Executive Officer since August, 1993, Director since August, 1993
     Previously, Executive Vice President and Chief Operating Officer (1992-1993), Group Vice President-Specialty Paper (1991-1992), Vice President-Finance; Secretary and Treasurer (1989-1991); Vice President Finance, Secretary and Treasurer, Wausau Paper Mills Company (1983-1989)

     GARY P. PETERSON, 46

     Sr. Vice President-Finance, Secretary and Treasurer since
     August, 1993
     Previously, Vice President-Finance (1991-1993); partner,
     Wipfli Ullrich Bertelson CPAs (1981-1991)

     STUART R. CARLSON, 48

     Sr. Vice President-Administration since August, 1993
     Previously, Vice President-Human Resources (1991-1993);
     Director of Human Resources, Georgia Pacific, Inc.
     (1990-1991) and Corporate Director of Industrial Relations,
     Great Northern Nekoosa Corporation (1989-1990)

ITEM 2. PROPERTIES.

The company's corporate headquarters are located in Mosinee, Wisconsin. The building, which is owned by the company, was constructed in 1985, and consists of approximately 38,000 square feet. Executive officers and a corporate staff of approximately 16 persons who perform corporate accounting and financial, human resource and MIS services are located in the corporate headquarters.

The following paragraphs provide information on the location and general character of the company's facilities, including their productive capacity and extent of utilization.

PULP AND PAPER

     LOCATION AND CAPACITY

     Mosinee, WI
     Number of employees: 535
                    Practical           1994        Operating
     Product    Capacity* (tons)   Actual (tons)       Rate
     -------    ----------------   -------------    ---------
     Paper           109,500          108,000           99%
     Pulp             86,000           86,000          100%

SORG PAPER

     LOCATION AND CAPACITY

     Middletown, OH
     Number of employees: 196
                        Practical           1994        Operating
     Product        Capacity* (tons)   Actual (tons)       Rate
     -------        ----------------   -------------    ---------
     Paper                32,200           30,900           96%

BAY WEST

     LOCATION AND CAPACITY

     Towel and Tissue Paper Mill
     Middletown, OH
     Number of employees: 168
                        Practical           1994        Operating
     Product        Capacity* (tons)   Actual (tons)       Rate
     -------        ----------------   -------------    ---------
     Towel                60,000           53,000           88%
     Tissue               32,000           30,000           94%
     Deink Pulp          105,000           86,000           82%

     LOCATION AND CAPACITY

     Harrodsburg, KY
     Number of employees: 335
                        Practical           1994        Operating
     Product        Capacity* (tons)   Actual (tons)       Rate
     -------        ----------------   -------------    ---------
     Converted
     Towel & Tissue      104,000           77,000           74%


CONVERTED PRODUCTS

     LOCATION AND CAPACITY

     Columbus, WI
     Number of employees: 45

     Jackson, MS
     Number of employees: 20
                        Practical           1994        Operating
     Product        Capacity* (tons)   Actual (tons)       Rate
     -------        ----------------   -------------    ---------
     Laminated
     Papers              114,000           40,000           35%

MOSINEE INDUSTRIAL FOREST

     LOCATION AND CAPACITY

     Solon Springs, WI
     1994 production: 31,520 cords
     1994 acreage: 87,145 acres

          *"Practical capacity" is the amount of product a mill can produce with existing equipment and workforce and usually approximates maximum, or theoretical, capacity. At the company's converting operations it reflects the approximate maximum amount of product that can be made on existing equipment, but would require additional days and/or shifts of operation to achieve.

ITEM 3. LEGAL PROCEEDINGS.

The company, along with other paper companies, is part of a civil investigation by the U.S. Department of Justice to determine whether any violation of U.S. antitrust laws has occurred in the commercial and industrial market for sanitary paper products. The company believes it has not violated any antitrust laws.

In the ordinary course of conducting business, the company also becomes involved in environmental issues, investigations, administrative proceedings and litigation. While any proceeding or litigation has an element of uncertainty, the company believes that the outcome of any pending or threatened claim or lawsuit will not have a material adverse effect on the business and financial condition of the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders in the fourth quarter.

                              PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

     The company's common stock is traded on the Nasdaq National Market System under the symbol MOSI. The number of shareholders of record as of March 1, 1995 was 1,841. In addition, the company has received identification of 1,356 non-objecting beneficial owners who own stock in "street name" or who are institutional owners. The company also believes that it has approximately 1,322 beneficial owners who either did not reply or who object to being disclosed. The total estimated number of shareholders as of March 24, 1995 is 4,519. Information related to high and low closing prices and dividends is set forth in Note 16 of Notes to Consolidated Financial Statements, page 44. A description of certain dividend restrictions under the company's credit agreement is set forth in Note 7 of the Notes to Consolidated Financial Statements, page 34.

ITEM 6. SELECTED FINANCIAL DATA.

($ thousands except share data)
                               1994        1993        1992        1991        1990
                               ----        ----        ----        ----        ----
Net Sales                   $266,707    $244,821    $225,512    $197,424    $210,382
Cost of sales                217,502     201,317     195,034     166,312     167,303
Gross profit                  49,205      43,504      30,478      31,112      43,079
Operating expenses(1)         23,234      25,147      23,287      26,819      23,853
Income from operations(1)     25,971      18,357       7,191       4,293      19,226
Interest expense               5,010       5,667       7,685       2,215           1
Other income (expense)(3)        580       4,697         553         (59)        399
Income before income taxes    21,541      17,387          59       2,019      19,624
     Income taxes              8,500       7,750          22       1,117       7,654
Net income (loss)(2) (4)      12,291       9,637      (8,500)        902      11,970

Net cash provided by
  operating activities        25,926      26,936      16,201       9,722      15,405
Working capital               26,312      21,295      13,413      15,967      24,342
Capital additions             20,377      12,663      14,314     113,546      25,876
Depreciation, amortization
  and depletion               15,684      15,017      15,839      10,859       8,661
Total assets                 265,083     252,061     247,702     249,485     151,506
Long-term debt                91,383      96,260     100,000     110,085      13,847
Stockholders' equity          88,851      79,133      72,070      80,942      81,692
Total capitalization         180,234     175,393     172,070     191,027      95,539

Common stock:
  Net income (loss) per
    share(2) (4)                1.71        1.34       (1.21)        .12        1.70
  Book value per share         12.43       11.07       10.08       11.45       11.65
  Dividends declared
    per share                    .36         .36         .36         .36         .32
  Weighted average shares
    outstanding            7,148,443   7,148,443   7,109,325   7,050,598   7,017,839
  Number of stockholders
    at year-end                4,626       4,488       4,804       4,520       4,824

(1)  Includes restructuring and relocation expenses of $1.4 million in 1991.
(2)  1992 reflects the cumulative effect of a change in accounting principle of $8.5 million expense for the adoption of SFAS No. 106.
(3)  1993 other income reflects $5.5 million for a patent infringement suit award.
(4)  1994 reflects the cumulative effect of a change in accounting principle of $750 thousand expense for adoption of SFAS No. 112.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.

OPERATIONS REVIEW

     NET SALES

------------------------------------------------------------------
     ($ thousands)     1994         1993         1992
     -------------     ----         ----         ----
Net sales            $266,707     $244,821     $225,512

Percent increase        9%           9%            -
------------------------------------------------------------------

Sales increased $22 million, or 9%, over the prior year. All business units experienced increased sales revenue and volume of product sold. In the aggregate, tons sold increased to 255,000 tons, over 7%, or 17,000 tons, over the prior year. The majority of gain, in tons sold, was registered at Bay West, accounting for over 80% of the total increase. Foreign sales also experienced an increase to nearly $26 million and now account for nearly 10% of total net sales. Exports of towel and tissue products increased to $13 million and specialty paper product sales, which also registered increases over the prior year, contributed the other $13 million.

During the year, the strong economy increased demand in most areas of the paper industry and absorbed prior years' excess capacity. This helped to restore margins that had eroded over the past several years and to recover raw material price increases which occurred with unprecedented frequency during much of the year. With higher demands for paper, the mix of product sold was improved by replacing papers that provide minimal profit in favor of higher margin products. In summary, strong volume increases added nearly $20 million and a more optimal product mix added $4 million of additional sales. These increases were partially offset by unfavorable pricing effects of over $1.5 million.

During 1993, sales increased $19 million, or 9%, over the prior year. Strong price competition in all areas resulting from reduced demand and capacity additions led to reduced selling prices. Tons shipped increased to 238,000 tons, an improvement of over 10%. Strong volume gains, particularly at Bay West which accounted for 41% of the increased tons shipped, added $33 million in sales. Unfavorable selling prices of over $9 million and less optimal mix of products of $4 million offset some of the benefit of additional volume.

Sales increased in 1992 on sales volume which rose to 216,000 tons, or 18% over the prior year. Bay West accounted for 42% of the change. Pricing for all operations was difficult during 1992 reflecting the general economic slowness that persisted throughout the year. Highly competitive pricing continued during the year in the tissue area of our business as it had during 1991. Capacity increases in excess of existing demand caused serious price discounting among all tissue producers. Strong volume increases added approximately $36 million in sales and was partially offset by unfavorable pricing effects of over $8 million.

     GROSS PROFIT ON SALES

------------------------------------------------------------------
          ($ thousands)          1994       1993       1992
          -------------          ----       ----       ----
Gross profit on sales          $49,205    $43,504    $30,478
Percent increase                 13%         43%         -
Gross profit margin              18%         18%        14%
------------------------------------------------------------------

Gross profit of over $49 million rose 13% over the $44 million reported last year. Gross profit margin remained at 18%. Increased raw material costs that could not always be timely recovered by higher selling prices reduced gross profit margins at all locations. Bay West however, reduced costs substantially, more than overcoming the unfavorable effect of lower selling prices. Increased productivity at Bay West's facilities and higher volumes brought cost structures more in line with expectations. In 1994, production of towel and tissue paper at the Bay West mill increased 9%, or 7 thousand tons, helping to absorb fixed production costs. Higher volumes and an improved mix of product sold at all other units contributed to the increase in gross profit. Aggressive cost reduction programs at all operations also aided in offsetting lower selling prices. Increase in the raw material prices for purchased pulp, waste paper and linerboard occurred at an unprecedented rate during the year.

Fiber represents approximately half of the cost of paper. The company satisfies its fiber requirements using virgin fiber from pulpwood and chips, purchased bleached pulp and both pre- and post-consumer waste or recyclable papers. The types of paper being made and their intended uses determine the type and quality of the fiber used. During the year the Pulp and Paper Division purchased 36,000 tons of bleached pulp, or 29% of its fiber needs, which were purchased on the open market. The balance, representing unbleached pulp, was produced at its kraft pulp mill. The pulpwood used to produce pulp consumed 29,000 cords from Mosinee's Industrial Forest, or 20% of wood requirements. The balance was available from the open market. Sorg Paper is a non-integrated paper manufacturer and must purchase all required fiber on the open market. During the year it used 37,000 tons of virgin fiber, or 99% of its total fiber requirements. The balance of purchased fiber represented waste papers, generally pre-consumer wastes from printers or paper converters. Bay West's towel and tissue mill produces all its pulp requirements from its deink or direct entry systems. The fiber requirements for these systems is low grade recyclable waste papers that have been subject to sharp increases in cost resulting from strong demand from new deinking facilities, increased exports and higher industry operating rates. Bay West consumed over 137,000 tons of waste paper during the year.

During 1993, gross profit of nearly $44 million rose 43% over the $30 million reported in the prior year and gross profit margin improved to 18%. The improvement in gross profit primarily resulted from productivity improvements at the Bay West towel and tissue mill during the year. Gross profit also increased at all other operating units during the year. Strong volume increases combined with aggressive cost reduction programs offset lower selling prices at all units. Raw material prices remained stable until near the end of the year when price increases were announced.

During 1992, gross profit of $30 million declined slightly from the $31 million reported in the prior year and gross profit margin declined to 14% from the 1991 level of 16%. Gross profit margins declined at all operating units. The unfavorable gross profit and gross profit margin comparisons primarily resulted from weak selling prices. The Bay West towel and tissue mill experienced excessive operating costs during its first full year of operation. Higher deink pulp cost from low yields and high raw material cost also unfavorably effected gross profit.

Gross profit at specialty paper operations remained nearly constant as additional sales volume, a better product mix, higher efficiencies and cost reduction programs offset temporary pulp price increases and lower selling prices.

     OPERATING EXPENSES

------------------------------------------------------------------
          ($ thousands)           1994       1993        1992
          -------------           ----       ----        ----
Selling and advertising         $ 9,857    $ 9,221     $10,052
Percent increase/(decrease)         7%       (8%)         -
Administrative                   13,377     15,926      13,235
Percent increase/(decrease)       (16%)       20%         -
Total operating expenses         23,234     25,147      23,287

Percent increase/(decrease)       (8%)        8%          -
As a percent of net sales          9%        10%         10%

------------------------------------------------------------------

Operating expenses declined nearly $2 million, or 8%, from the prior year level of $25 million. As a percent of net sales, operating expenses declined to 9% reflecting the higher dollar amount of sales and lower costs.

Selling and advertising expenses increased $0.6 million from the prior year. Increased selling incentive compensation and higher advertising and promotional expenses, primarily at Bay West offset reductions in other costs. General inflation increased salaries and wages and contributed to the increase in selling expenses.

Administrative expenses declined $2.5 million, or 16%, from the year earlier level. Included in administrative expenses are charges or credits for the company's Stock Appreciation Rights Plans (SAR) further described in Note 11 to the financial statements. During 1994, the market price of the company's stock declined, resulting in a credit of $1 million compared to a charge of $1.7 million in 1993, due to increased market price. Adjusting
      total administrative expenses for these affects, result in
$14.3 million in 1994 compared to $14.3 million reported in the prior year, or no increase. Salaried employment reductions offset general inflationary increases. Higher profitability increased the company's contribution to its 401-k plans, a part of the retirement benefit package offered to employees. Cost reduction program savings offset other inflation oriented increases in normal administrative expenses.

During 1993, The costs associated with some promotion programs were classified as reductions of selling prices and accounted for the majority of the change in the selling and advertising expenses in comparison to 1992. This reduction was partially offset by nominal inflation cost increases, primarily in salaries and related benefits at all operating units.

The nearly $3 million increase in 1993 for administrative expenses was generally attributable to the SAR plan. The SAR programs resulted in a charge of $1.7 million due to a 22% increase in the stock price in 1993 compared to a $1 million credit to expense in 1992 when the company's stock price had fallen at year-end. Cost reduction programs helped to offset modest inflationary increases in salary and benefit expenses incurred at all operating units.

Selling and advertising expenses of $10 million in 1992 reflected the major promotion and advertising programs at Bay West and Sorg. Administrative expenses of $13 million reflected a $1 million credit from SAR programs which partially offset inflationary increases in most other costs.

     INCOME FROM OPERATIONS

------------------------------------------------------------------
          ($ thousands)       1994       1993      1992
          -------------       ----       ----      ----
Income from operations      $25,971    $18,357    $7,191

Percent increase               41%       155%        -
------------------------------------------------------------------

Record income from operations climbed to nearly $26 million, 41% ahead of last year's $18 million. As a percent of net sales, income from operations improved to nearly 10%, the highest level reached since 1983. Strong sales volumes and some needed relief in pricing, necessitated by increased raw material costs, combined with aggressive cost reduction programs in all facets of the business led to the record level.

During 1993, selling prices for paper, particularly in the tissue market, remained below the prior year which had also been adversely affected by depressed prices. Lower operating costs and higher sales volumes at all facilities, especially the Bay West towel and tissue mill during the year, more than offset the lower selling prices and resulted in the strong improvement.

During 1992, high operating costs at the Bay West towel and tissue mill along with the depressed tissue selling prices offset progress at other facilities and accounted for the modest improvement over 1991.

     OTHER INCOME AND EXPENSES

------------------------------------------------------------------
          ($ thousands)          1994      1993     1992
          -------------          ----      ----     ----
Interest income                   $82       $17     $146
Percent increase/(decrease)      382%      (88%)       -
Interest expense                5,010     5,667    7,685
Percent decrease                (12%)     (26%)        -
Patent infringement award          -      5,529        -
------------------------------------------------------------------

Interest income was received on various state and federal income tax refunds from prior periods and a minimal amount from overnight investments of excess cash. Interest expense on commercial paper and other long-term debt totaled $5 million in 1994 compared to $5.7 million incurred in 1993 before immaterial amounts of capitalized interest were deducted in each year. During 1992, interest expense reached $7.7 million on short-term debt, commercial paper and long-term bank notes.

The average debt level for 1994 of $95 million compared favorably to $99 million during the prior year. This reduction, combined with the expiration of the interest rate protection agreement, accounts for the decrease in interest expense.

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

The $7.7 million in interest expense recorded in 1992 resulted from the high debt level following completion of the expansion program and higher interest rates in effect.

     INCOME TAXES

------------------------------------------------------------------
          ($ thousands)       1994     1993     1992
          -------------       ----     ----     ----
Income tax provision         $8,500   $7,750     $22
Percent increase               10%      N/A       -
Effective tax rate            39.5%    44.6%    37.3%
------------------------------------------------------------------

The income tax provision varies with reported income and federal, state and local tax rates. The 1994 provision for income taxes increased due to continued improvement in earnings. The tax provision of $8.5 million in 1994 results in an effective tax rate of 39.5%.

The 1993 provision for income taxes reflected increased earnings and increased federal tax rates. The tax provision of nearly $8 million in 1993 results in an effective tax rate of 44.6%. This rate reflects the enactment of Revenue Reconciliation Act of 1993, which increased the marginal corporate tax rate, requiring a charge to earnings of nearly $1 million to recognize the adjustment of current and deferred taxes.

During 1992, the effective tax rate of 37.3% closely reflected the statutory rates in effect for the year. Also, in 1992, the adoption of the Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes, allowed the recognition of deferred tax assets, subject to a valuation allowance, for the tax benefit of state income tax loss carryforwards. The ability to recognize a portion of this asset minimizes the impact of the company not being able to offset consolidated income with subsidiary losses, compared to the 1991 effective tax rate.

     NET INCOME
------------------------------------------------------------------
          ($ thousands)        1994     1993      1992
          -------------        ----     ----      ----
Net income/(loss)            $12,291   $9,637   ($8,500)
Percent increase                 28%     N/A       -
Net income/(loss) per share    1.71      1.34    (1.21)
Percent increase                 28%     N/A       -
------------------------------------------------------------------

Reflecting the above, record net income of $12.3 million, or $1.71 per share, rose $2.7 million over the prior year level of $9.6 million, or $1.34 per share.

Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits, requires that employers accrue a liability for compensation for future absences of former or inactive employees and their beneficiaries and covered dependents. SFAS No. 112 was adopted January 1, 1994, the required adoption date, by recognizing a cumulative effect expense of $750,000, net of income taxes of $400,000. The company does not anticipate routine accrual expenses, but, will record expenses in accordance with SFAS No. 112 when events occur that require such accrual.

Net income for 1993 of $9.6 million, or $1.34 per share, increased over the prior year's loss of $8.5 million, or $1.21 per share.
Strong sales volumes and lowered operating costs at all operations, especially Bay West, combined to offset lower selling prices and produce stronger earnings.

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

LIQUIDITY AND CAPITAL RESOURCES

     CASH PROVIDED BY OPERATING ACTIVITIES AND WORKING CAPITAL

------------------------------------------------------------------
          ($ thousands)            1994       1993      1992
          -------------            ----       ----      ----
Cash provided by operating
  activities                      $25,926   $26,936   $16,201
Percent increase/(decrease)         (4%)       66%       -
Working capital                    26,312    21,295    13,413
Percent increase                     24%       59%       -
Current ratio                       1.7:1     1.6:1     1.3:1
------------------------------------------------------------------

Net cash provided by operating activities decreased slightly to nearly $26 million, just below last year's record level. Improved sales of $22 million combined with improved productivity and cost reduction efforts led to an improved gross profit of $6 million providing additional cash from operations. Adjusting net income for non-cash items, cash available in 1994 reached $33 million compared to $30 million last year. The $3 million increase was accounted for by $3.6 million in higher accounts receivable relative to the increase experienced during 1993. Strong control over inventory growth resulted in $1.7 million less of an increase compared to the prior year when higher inventory was needed to facilitate the increased volume of business. During 1993 the company received additional cash of $2 million from income tax refunds whereas in 1994 no material amounts were received. The net effect of these items lowered cash from operations by $1 million when compared to last year's record level.

Gross trade receivables of the company increased over $5 million, or 24% over the prior year. Accounts receivable allowances increased by $0.6 million in 1994 principally to provide for potential losses on Mexican accounts resulting from devaluation of the Mexican peso.

The company invested $19 million, below the planned level, in plant and equipment additions in 1994. The major projects included the spending of $5.2 million on Pulp and Paper's recovery boiler rebuild and upgrade, and $2.3 million on their automated roll wrap system. Bay West's mill in Ohio installed new flotation cells during the year spending $2.3 million. The balance of capital spending was limited to replacement of equipment required in normal operations. The strong cash flow and control of capital projects allowed for sufficient cash to reduce the outstanding debt by nearly $5 million and return $2.6 million in cash dividends to shareholders. The effect of all operating, investing and financing activities for 1994 was to maintain cash and cash equivalents of $1.5 million at the end of the year.

Working capital increased 24% to $26 million from the $21 million reported last year, mainly due to an increase of $5 million in receivables due to increased sales volume which was partially offset by increases in accounts payable and other liabilities. The current ratio, current assets divided by current liabilities, increased to 1.7:1 from the 1.6:1 reported last year.

     DEBT AND EQUITY

------------------------------------------------------------------
        ($ thousands)            1994       1993      1992
        -------------            ----       ----      ----
Long-term debt                $ 91,383   $ 96,260   $100,000
Stockholders' equity            88,851     79,133     72,020
Total capitalization           180,234    175,393    172,020
Debt/capitalization ratio         51%        55%        58%
------------------------------------------------------------------

While the company's financing arrangements do not require scheduled repayments of its long-term debt, the company repaid $5 million of the long-term debt outstanding during the year. The reduction in long-term debt to $91 million, however, did not meet the planned debt level. Higher raw material costs not recovered in increased selling prices held cash generation below planned levels. The ratio of long-term debt to total capitalization of 51% improved from the prior year reflecting an increase in stockholders' equity due to stronger earnings and a lower level of debt.

Early in the year, the company refinanced a portion of its existing debt by entering into a $20 million unsecured five-year loan with a fixed rate of 7.83%. Its unsecured credit facility of $110 million was reduced to $90 million near the end of the year. The company currently utilizes $50 million of this credit agreement to support its participation in the commercial paper markets. At year-end, approximately $46 million of commercial paper was outstanding and classified as long-term debt.

Management believes that with prior years' major expansions running close to designed levels, proper staffing now in place and a continued strong economy that allows for selling price improvements, cash flow from operations will adequately allow for partial repayments of existing debt and allow for planned capital expenditures for property and equipment of $18 million next year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management's Responsibility For Financial Reporting. . . . . .  21

Report of Independent Accountants. . . . . . . . . . . . . . .  22

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .  23

Consolidated Statements of Stockholders' Equity. . . . . . . .  24

Consolidated Statements of Income. . . . . . . . . . . . . . .  25

Consolidated Statements of Cash Flows. . . . . . . . . . . . .  26

Notes to Consolidated Financial Statements . . . . . . . . . .  27

Schedules. . . . . . . . . . . . . . . . . . . . . . . . . . .  45

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Mosinee Paper Corporation is responsible for the integrity and objectivity of the consolidated financial statements. Such financial statements were prepared in conformity with generally accepted accounting principles. Some of the amounts included in these financial statements are estimates based upon management's best judgement of current conditions and circumstances. Management is also responsible for preparing other financial information included in this annual report.

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

     DANIEL R. OLVEY              GARY P. PETERSON
     President and                Sr. Vice President - Finance
     Chief Executive Officer      and Secretary and Treasurer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Mosinee Paper Corporation
Mosinee, Wisconsin

We have audited the accompanying consolidated balance sheets of MOSINEE PAPER CORPORATION and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of stockholders' equity, income and cash flows for each of the years in the three-year period ended December 31, 1994 and the supporting schedule appearing on page 45. These financial statements and supporting schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and supporting schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and supporting schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and supporting schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above appearing on pages 23-44 present fairly, in all material respects, the financial position of MOSINEE PAPER CORPORATION and subsidiaries at December 31, 1994 and 1993, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1994, and the supporting schedule appearing on page 45 present fairly the information required to be set forth therein, all in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the company changed its method of accounting for postemployment benefits in 1994 and its methods of accounting for postretirement benefits other than pensions and income taxes in 1992.

We hereby consent to the incorporation by reference of this report in the Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Mosinee Paper Corporation on April 19, 1991.


                               WIPFLI ULLRICH BERTELSON
February 2, 1995               Wipfli Ullrich Bertelson
Wausau, Wisconsin               Certified Public Accountants

            MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
     ($ thousands)                                   As of
                                                  December 31,
ASSETS                                          1994        1993
                                                ----        ----
Current assets:
  Cash and cash equivalents                  $  1,555    $  1,521
  Receivables, net                             26,207      21,461
  Inventories                                  30,600      30,456
  Deferred income taxes                         3,999       3,541
  Other current assets                            686         728
                                              -------     -------
     Total current assets                      63,047      57,707
Property, plant and equipment, net            194,021     188,254
Other assets                                    8,015       6,100
                                              -------     -------
TOTAL ASSETS                                 $265,083    $252,061
                                             ========    ========

LIABILITIES

Current Liabilities:
  Accounts payable                           $ 19,523    $ 17,481
  Accrued and other liabilities                16,259      18,506
  Accrued income taxes                            953         425
                                              -------     -------
     Total current liabilities                 36,735      36,412

Long-term debt                                 91,383      96,260
Deferred income taxes                          21,633      18,081
Postretirement benefits                        14,427      13,959
Other noncurrent liabilities                   10,799       6,961
                                              -------     -------
     Total liabilities                        174,977     171,673
                                              -------     -------

Commitments and contingencies                    --          --
Preferred stock of subsidiary                   1,255       1,255
                                              -------     -------

STOCKHOLDERS' EQUITY

Preferred stock - $1 par value, authorized
1,000,000 shares, none issued

Common stock - $2.50 par value
     - 15,000,000 shares authorized
     - 10,393,823 shares issued                25,984      25,984
Additional paid-in capital                     13,851      13,851
Retained earnings                              66,704      56,986
                                              -------     -------
     Subtotals                                106,539      96,821
Treasury stock at cost                        (17,688)    (17,688)
                                              -------     -------
     Total stockholders' equity                88,851      79,133
                                              -------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $265,083    $252,061
                                             ========    ========

See accompanying notes to consolidated financial statements.

                         MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Common              Additional                                  Total
($ thousands except share    Stock-Shares  Common   Paid-in   Retained    Treasury Stock    Stockholders'
data)                        Outstanding   Stock    Capital   Earnings  Shares      Amount     Equity
                             ------------  ------  ---------- --------  ------------------  -------------
Balances December 31, 1991     7,069,343  $25,984   $12,087    $60,990 (3,324,480) ($18,119)   $80,942

  Net loss, 1992                                                (8,500)                         (8,500)
  Cash dividends declared on
   Mosinee common stock                                         (2,567)                         (2,567)
  Sale of treasury stock          79,100              1,764                79,100       431      2,195
                               ---------  -------   -------    ------- ----------   -------    -------
Balances December 31, 1992     7,148,443   25,984    13,851     49,923 (3,245,380)  (17,688)    72,070

  Net income, 1993                                               9,637                           9,637
  Cash dividends declared on
   Mosinee common stock                                         (2,574)                         (2,574)
                               ---------  -------   -------    ------- ----------   -------    -------
Balances December 31, 1993     7,148,443   25,984    13,851     56,986 (3,245,380)  (17,688)    79,133

  Net income, 1994                                              12,291                          12,291
  Cash dividends declared on
   Mosinee common stock                                         (2,573)                         (2,573)
                               ---------  -------   -------    ------- ----------   -------    -------
Balances December 31, 1994     7,148,443  $25,984   $13,851    $66,704 (3,245,380) ($17,688)   $88,851
                               =========  =======   =======    ======= =========== =========   =======

See accompanying notes to consolidated financial statements.

             MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
($ thousands except share                  For the Years
data)                                    Ended December 31,
                                    1994       1993       1992
                                    ----       ----       ----
Net sales                         $266,707   $244,821   $225,512
Cost of sales                      217,502    201,317    195,034
                                  --------   --------   --------
Gross profit on sales               49,205     43,504     30,478
                                  --------   --------   --------
Operating expenses:
  Selling and advertising            9,857      9,221     10,052
  Administrative                    13,377     15,926     13,235
                                  --------   --------   --------
     Total operating expenses       23,234     25,147     23,287
                                  --------   --------   --------
Income from operations              25,971     18,357      7,191
Other income (expense):
  Patent infringement award           --        5,529        --
  Interest income                       82         17        146
  Interest expense                  (5,010)    (5,667)    (7,685)
  Other                                498       (849)       407
                                  --------   --------   --------
Income before income taxes and
  cumulative effect adjustment      21,541     17,387         59
Provision for income taxes           8,500      7,750         22
                                  --------   --------   --------
Income before cumulative effect
  of changes in accounting
  principles                        13,041      9,637         37
Cumulative effect of changes in
  accounting principles (net of
  income taxes)                       (750)       --      (8,537)
                                  --------   --------   --------
Net income (loss)                 $ 12,291    $ 9,637    ($8,500)
                                  ========   ========   ========
Income (loss) per share
  before cumulative effect of
  changes in accounting
  principles                      $   1.81    $  1.34    ($ 0.01)
Cumulative effect of changes in
  accounting principles
  (net of income taxes)               (.10)       --     (  1.20)
                                  --------   --------   --------
Net income (loss) per share       $   1.71    $  1.34    ($ 1.21)
                                  ========   ========   ========
Weighted average common
  shares outstanding             7,148,443  7,148,443  7,109,325
                                 =========  =========  =========

See accompanying notes to consolidated financial statements.

                        MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           For the Years
                                                         Ended December 31,
     ($ thousands)                                1994          1993         1992
                                                  ----          ----         ----
Cash flows from operating activities:
  Net income (loss)                             $12,291       $ 9,637     ($ 8,500)
  Provision for depreciation, depletion
    and amortization                             15,684        15,017       15,839
  Provision for postretirement benefits
    other than pensions                           1,585         1,550       14,762
Recognition of deferred revenue                     (40)          (40)         (40)
  Provision for losses on accounts receivable       901           440          247
  Gain on property, plant and equipment
    disposals                                      (462)          (28)        (558)
Deferred income taxes                             3,094         3,198       (3,312)
  Changes in operating assets and liabilities:
    Accounts receivable                          (5,647)       (2,058)      (3,238)
    Refundable income taxes                         --          2,005        2,744
    Inventories                                    (144)       (1,828)      (3,919)
    Other assets                                 (3,339)       (2,977)      (2,032)
    Accounts payable and other liabilities        1,475         1,712        4,091
    Accrued income taxes                            528           308          117
                                                -------       -------       -------
Net cash provided by operating activities        25,926        26,936       16,201
                                                -------       -------       -------
Cash flows from investing activities:
  Capital expenditures                          (19,088)      (11,963)     (21,508)
  Proceeds from property, plant and
   equipment disposals                              647           190         5,957
                                                -------       -------       -------
Net cash used in investing activities           (18,441)      (11,773)     ( 15,551)
                                                -------       -------       -------
Cash flows from financing activities:

  Net payments under credit agreements           (4,878)      (11,804)       (1,116)
  Payment of long-term debt                         --           (105)         (148)
  Dividends paid                                 (2,573)       (2,574)       (2,559)
  Proceeds from issuance of company stock           --            --          2,195
                                                -------       -------       -------
Net cash used in financing activities            (7,451)      (14,483)      ( 1,628)
                                                -------       -------       -------
Net increase (decrease) in cash and
  cash equivalents                                   34           680          (978)
Cash and cash equivalents at beginning of year    1,521           841         1,819
                                                -------       -------       -------
Cash and cash equivalents at end of year        $ 1,555       $ 1,521       $   841
                                                =======       =======       =======
Supplemental Cash Flow Information:
  Interest paid - net of amount capitalized     $ 4,575       $ 5,806       $ 7,774
  Income taxes paid (refunded)                    4,877         2,239        (4,277)

See accompanying notes to consolidated financial statements.

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

3 - CHANGES IN ACCOUNTING POLICIES

On January 1, 1994, the company adopted Statement of Financial Accounting Standards (SFAS) No. 112 "Employers' Accounting for Postemployment Benefits" which requires the company to accrue for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. Previously, the cost of these benefits were expensed as they were incurred. The cumulative effect of $750,000 is shown net of income taxes of $400,000 and represents the entire liability for such benefits earned through 1993. The impact of this accounting change on 1994 operating results is not material.

During 1992, the company adopted the provisions of SFAS No. 106
"Employers' Accounting for Postretirement Benefits Other than
Pensions" and SFAS No. 109 "Accounting for Income Taxes."

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

4 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplemental information on certain balance sheet items consist of the following:
($ thousands)
                                              December 31,
     Receivables                          1994            1993
                                          ----            ----
       Trade                           $ 27,886        $ 22,428
       Other                                474             612
                                       --------        --------
                                         28,360          23,040
       Less: allowances                  (2,153)         (1,579)
                                       --------        --------
                                       $ 26,207        $ 21,461
                                       ========        ========
     Inventories
       Raw materials                   $ 14,534        $ 12,794
       Finished goods and work in
         process                         17,574          16,247
       Supplies                           8,759           8,124
                                       --------        --------
                                         40,867          37,165
       Less: LIFO Reserve               (10,267)         (6,709)
                                       --------        --------
                                       $ 30,600        $ 30,456
                                       ========        ========
     Property, plant and equipment
       Buildings                       $ 35,314        $ 34,438
       Machinery and equipment          292,956         275,389
                                       --------        --------
       Totals                           328,270         309,827
       Less:  accumulated depreciation (143,780)       (130,064)
                                       --------        --------
       Net depreciated value            184,490         179,763
       Land                               2,055           2,010
       Timber and timberlands, net of
         depletion                        3,000           2,793
       Water power rights                   129             129
       Construction in progress           4,347           3,559
                                       --------        --------
                                       $194,021        $188,254
                                       ========        ========
     Accrued and other liabilities
       Payrolls                        $  2,116        $  1,991
       Vacation Pay                       4,024           3,834
       Taxes, other than income           1,941           1,938
       Employee retirement plans          1,123           2,032
       Cash dividends declared              643             643
       Insurance                          1,062           1,414
       Stock appreciation plans           3,118           4,163
       Interest                             702             351
       Other                              1,530           2,140
                                       --------        --------
                                       $ 16,259        $ 18,506
                                       ========        ========

5 - LEASES

The company maintains two leases for equipment that are classified as capital leases. Property, plant and equipment includes the following amounts for capitalized leases, amortization of which is included in depreciation expense:

                                    December 31,
          ($ thousands)          1994          1993
                                 ----          ----
          Machinery and
            equipment            $540          $540

          Less:  accumulated
            amortization          148           115
                                 ----          ----
          Total                  $392          $425
                                 ====          ====

The company has various operating leases for machinery and equipment, automobiles, office equipment and warehouse space.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1994:
                                          Operating
          ($ thousands)                     Leases
                                          ---------
          1995                              $1,409
          1996                               1,192
          1997                                 707
          1998                                 153
          1999                                 118
          Thereafter                           224
                                            ------
          Total minimum lease payments      $3,803
                                            ======

Rent expense for all operating leases of plant and equipment was $2,834,000 in 1994, $3,081,000 in 1993 and $2,698,000 in 1992.

6 - RETIREMENT PLANS

     PENSIONS

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

The net pension costs for all defined benefit pension plans
consist of the following components:
          ($ thousands)                1994      1993       1992
                                       ----      ----       ----
          Service cost              $   801    $   642   $   641
          Interest cost               1,747      1,740     1,862
          Actual return on assets      (315)    (2,825)   (2,343)
          Net amortization and
            deferral                 (1,976)       558       225
                                    -------    -------   -------
          Net pension cost          $   257    $   115   $   385
                                    =======    =======   =======

The following sets forth the funded status of the company's defined benefit pension plans and the amounts reflected in the accompanying consolidated balance sheets:


                                                     December 31,
                                   ---------------------------------------------------
($ THOUSANDS)                                1994                     1993
                                   ------------------------  -------------------------
                                    Plans with  Plans with   Plans with   Plans with
                                      Assets      Assets       Assets       Assets
                                    Exceeding   Less than    Exceeding    Less than
                                   Accumulated  Accumulated  Accumulated  Accumulated
                                     Benefit      Benefit      Benefit      Benefit
                                   Obligation   Obligation   Obligation   Obligation
                                   ------------------------  -------------------------
Actuarial Present value of benefit
  obligations at September 30
Vested benefit obligation          ($ 6,881)    ($15,302)    ($ 6,206)    ($14,640)
                                    =======      =======      =======      =======
Accumulated benefit obligation     ($ 7,443)    ($15,656)    ($ 7,124)    ($14,651)
                                    =======      =======      =======      =======
Projected benefit obligation       ($ 9,641)    ($16,018)    ($ 9,547)    ($14,678)

Fair value of plan assets at
  September 30                       15,379        9,010       16,277        9,800
                                    -------      -------      -------      -------
Projected benefit obligation (in
  excess of) less than plan assets
  at September 30                     5,738     (  7,008)       6,730     (  4,878)

Unrecognized net gain              (  1,979)    (      9)    (  3,271)    (    834)

Unrecognized prior service cost          32        1,231           56          427

Unrecognized initial net
  obligation (asset)               (  1,687)         365     (  1,892)         422

Unrecognized acquisition tax
  benefit                                 -          733            -          825

Cash contributions to plans
  subsequent to September 30              -           25            -           43

Adjustment required to recognize
  minimum liability                       -     (  1,496)           -     (    497)
                                    -------      -------      -------      -------
Consolidated balance sheets at
  December 31                       $ 2,104     ($ 6,159)     $ 1,623     ($ 4,492)
                                    =======      =======      =======      =======

The projected benefit obligations at September 30, were determined using an assumed discount rate of 8% and 7.25% for 1994 and 1993, respectively, and assumed compensation increases of 5% in 1994 and 1993. The assumed long-term rate of return on plan assets was 9%. Plan assets consist principally of fixed income and equity securities and includes Mosinee Paper Corporation common stock of $2,511,000 and $1,905,000 in 1994 and 1993 respectively.

The company's defined contribution pension plans, covering various salaried employees, provide for company contributions based on various formulas. The cost of such plans totaled $2,100,000 in 1994, $1,823,000 in 1993, and $1,324,000 in 1992.

The company has deferred compensation or supplemental retirement agreements with certain present and past key officers, directors and employees. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. Certain payments, insignificant in amount, are charged to expense when paid. Costs charged to operations under such agreements approximated $161,000, $89,000, and $78,000 for 1994, 1993, and 1992, respectively.

     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

The net postretirement benefit costs consists of the following components:

($ thousands)                       1994       1993       1992
                                    ----       ----       ----
Service cost                       $  467     $  457     $  433
Interest cost                       1,046      1,112      1,042
Net amortization and deferral          72     (   19)         -
                                   ------     ------     ------
Net postretirement benefit cost    $1,585     $1,550     $1,475
                                   ======     ======     ======

The following table sets forth the accumulated postretirement benefit obligation (APBO) of the plans as reported in the
accompanying consolidated balance sheets:
                                               December 31,
          ($ thousands)                     1994            1993
                                            ----            ----
          Retirees and dependents         $ 8,295         $ 8,189
          Fully eligible active
            participants                    1,594           1,837
          Other active
            participants                    5,587           6,429
                                          -------         -------
          Total APBO                       15,476          16,455
          Unrecognized net loss           ( 1,049)        ( 2,496)
                                          -------         -------
          Accrued postretirement
            benefit cost                  $14,427         $13,959
                                          =======         =======

The 1994 assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11%, declining by 1% annually for six years to an ultimate rate of 5%. The weighted average discount rate used was 8%. For 1993, the obligation was calculated using a health care cost trend rate of 12%, declining by 1% annually for 6 years to an ultimate rate of 6%. The weighted average discount rate was 7.25%.

The effect of a 1% increase in the health care cost trend rate would increase the APBO by $1,610,000 or 11.1% and $1,714,000 or 10.4%, at December 31, 1994 and 1993, respectively. The effect of this change would increase the aggregate of the service cost and interest cost by $262,000 or 16.5% in 1994, and $243,000 or 15.7%
in 1993.

7 - LONG-TERM DEBT

Long-term debt consists of the following:

     ($ thousands)                         December 31,
                                       1994            1993
                                       ----            ----
     Commercial paper               $ 46,383        $ 44,260
     Revolving credit agreement       25,000          52,000
     Long-term note                   20,000             -
                                    --------        --------
     Total                            91,383          96,260
     Less: current maturities            -               -
                                    --------        --------
     Long-term debt                 $ 91,383        $ 96,260
                                    ========        ========

The company has a commercial paper placement agreement to issue up to $50 million of unsecured debt obligations. The weighted average interest rate on commercial paper outstanding at December 31, 1994 was 6.3% compared to 3.6% at December 31, 1993. The amounts have been classified as long-term as the company intends, and has the ability to refinance the obligations under the revolving credit agreement.

A credit agreement with one bank as agent and certain financial institutions as lenders was established April 16, 1993 to issue up to $130 million of unsecured borrowings less the amount of commercial paper outstanding. This agreement was amended
December 28, 1994 to reduce the issue amount to $90 million. The term of this agreement is five years requiring no payments until March 31, 1998, at which time, all outstanding amounts become due. The company may, however, reduce the commitment amount prior to that date without penalty. The weighted average interest rate at December 31, 1994 was 6.3% and at December 31, 1993 was 3.7%. The agreement provides for various restrictive covenants, which includes maintaining minimum net worth, interest coverage and debt to equity ratios and limits dividend and other restricted payments to approximately $16 million.

The credit agreement provides for commitment and facility fees during the revolving loan period. Commitment fees are 0.1875% per annum of the unused portions of the commitment, payable quarterly. Facility fees are 0.125% per annum of the total commitment, payable quarterly.

The company entered into an unsecured five-year fixed rate debt arrangement for $20 million on September 30, 1994 with one financial institution to secure an interest rate of 7.83%.
Interest is paid monthly but the principal is not due until September 1999. The arrangement provides for various restrictive covenants, which includes maintaining a minimum net worth, interest coverage and debt to capital ratios.

The difference between the book value and the fair market value of long-term debt is not material.

The company maintained an interest rate protection agreement which expired November 6, 1993 for the revolving credit agreement. This agreement provided for interest rate protection on $60 million the first year, $85 million the second year and $50 million in the third year. Under terms of the agreement, the company received compensation when the 90 day LIBOR (London Interbank Offered Rate) exceeds 9.5% in the first year, 10.5% in the second year and 11% in the third year. The company paid compensation when LIBOR was less than 7.5% in the first year, 7% the second year and 6.5% the third year. Amounts paid or received were recognized as interest rates deviated beyond the stated amounts and were included in interest expense.

The aggregate annual maturities of long-term debt in future years is shown below:
($ thousands)   1995   1996   1997    1998     1999    Thereafter
-----------------------------------------------------------------
                  -      -      -   $71,383  $20,000       -
-----------------------------------------------------------------

The annual maturities on the revolving credit agreement included in the above schedule are based on the amount outstanding at December 31, 1994. Annual maturities will be affected by future borrowings under the agreement.

8 - INTEREST EXPENSE AND CAPITALIZED INTEREST
($ thousands)


                        Total                         Net
        Year Ended     Interest     Capitalized     Interest
       December 31,    Expense       Interest       Expense
       ------------    --------     -----------     --------
           1994         $5,143          $133         $5,010
           1993          5,704            37          5,667
           1992          7,806           121          7,685

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

10 - INCOME TAXES

     PROVISION FOR INCOME TAXES

The provision for income taxes is as follows:
          ($ thousands)
                                    1994        1993       1992
                                    ----        ----       ----
          Current tax expense
            (credit):
               Federal             $4,406      $3,880    ($2,016)
               State                1,000         672        600
                                   ------      ------     ------
          Total current             5,406       4,552    ( 1,416)
                                   ------      ------     ------
          Deferred tax expense
            (credit):
               Federal              2,880       3,412      2,034
               State                  214     (   214)   (   596)
                                   ------      ------     ------
          Total deferred            3,094       3,198      1,438
                                   ------      ------     ------
          Total provision for
            income taxes           $8,500      $7,750     $   22
                                   ======      ======     ======

     RECONCILIATION FROM FEDERAL STATUTORY TO EFFECTIVE TAX RATE

($ thousands)
                           1994                  1993                 1992
                     -----------------     -----------------    -----------------
                     Amount    Percent     Amount    Percent    Amount    Percent
                     ------    -------     ------    -------    ------    -------
Federal statutory
  rate               $7,539      35.0%     $6,085      35.0%    $   20      34.0%
State taxes,
  net of
  federal
  benefit               790       3.7%        852       4.9%         2       3.3%
Adjustment to
  deferred taxes
  for enacted
  changes in tax
  rates                   -         -         800       4.6%         -          -
Other - net             171        .8%         13        .1%         -          -
                     ------      -----     ------      -----    ------      -----
Consolidated
  effective tax      $8,500      39.5%     $7,750      44.6%    $   22      37.3%
                     ======      =====     ======      =====    ======      =====

At the end of 1994, $41,500,000 of unused state operating loss carryovers existed which may be used to offset future state taxable income in various amounts through the year 2009. Because separate state tax returns are filed, the company is not able to offset consolidated income with the subsidiaries' losses. Under the provisions of SFAS No. 109, the benefits of state tax losses are recognized as a deferred tax asset, subject to appropriate valuation allowances. At December 31, 1994, the company has unused alternative minimum tax credit carryforward of approximately $7,853,000 which can be used to offset future regular tax liabilities.

     DEFERRED INCOME TAXES

The significant components of deferred income tax expense are as follows:

     ($ thousands)                   1994      1993       1992
      Deferred tax expense
       (exclusive of the effect
       of other component
       listed below)                $3,094    $2,398     $1,438
      Adjustment to deferred
       tax assets and liabilities
       for enacted changes in
       tax laws and rates              -         800        -
                                    ------    ------     ------
     Total deferred tax expense     $3,094    $3,198     $1,438
                                    ======    ======     ======

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities.  The tax effects of major
temporary differences that give rise to the deferred tax assets and liabilities at December 31, are as follows:
($ thousands)
Deferred tax assets:                           1994      1993
                                               ----      ----
 Allowances on accounts receivable           $   857   $   638
 Accrued compensated absences                  1,312     1,251
 Stock appreciation rights plans               1,628     2,007
 Pensions                                        841       832
 Postretirement benefits                       5,586     5,397
 Postemployment benefits                         483        -
 Reserves                                        958     1,020
 State net operating loss carryforward         3,369     3,160
 Alternative minimum tax credit carryforward   7,853     7,271
 Other                                           167       245
                                             -------   -------
 Gross deferred tax assets                    23,054    21,821
  Less: valuation allowance                 (  1,146) (  1,081)
                                             -------   -------
 Net deferred tax assets                      21,908    20,740
                                             -------   -------
 Deferred tax liabilities:
 Property, plant and equipment              ( 38,153) ( 34,080)
 Deferred expenses                          (  1,389) (  1,200)
                                             -------   -------
 Total gross deferred tax liabilities       ( 39,542) ( 35,280)
                                             -------   -------
Net deferred tax liability                  ($17,634) ($14,540)
                                             =======   =======

The total deferred tax liabilities (assets) as presented in the accompanying balance sheets are as follows:

          ($ thousands)
                                              1994       1993
          Net long-term deferred tax
            liabilities                    $21,633     $ 18,081
                                           -------     --------
          Gross current deferred tax
            assets                         ( 5,145)    (  4,622)
          Valuation allowance on
            deferred tax assets              1,146        1,081
                                           -------     --------
          Net current deferred tax
            assets                         ( 3,999)    (  3,541)
                                           -------     --------
          Net deferred tax liability       $17,634     $ 14,540
                                           =======     ========

A valuation allowance has been recognized for a subsidiary's state tax loss carryforward as cumulative losses create uncertainty about the realization of the tax benefits in future years.

11 - STOCK OPTIONS AND APPRECIATION RIGHTS

The company has adopted two Executive Stock Option Plans.
The 1994 plan, which needs shareholder approval at the April 1995 annual meeting, provides for the granting of either qualified incentive stock options (ISO) or non-qualified options. Under the 1994 plan, options to purchase 100,000 shares of common stock may be issued to key employees of the company. Options must be granted at an option price which is not less than fair market value at the time of the grant. Qualified options can be exercised no sooner than six months or no later than ten years from the date of the grant (twenty years from date of grant for non-qualified options).
The 1985 plan is a non-qualified stock option plan under which options to purchase 135,000 common shares have been issued to key executive employees of the company or subsidiaries. The plan provides for the granting of options at a price which is not less than market value at the time of the grant. Options can be exercised no sooner than six months or no later than twenty years from the date of the grant. No accounting recognition is given until the stock options are exercised.

Two stock appreciation rights plans are maintained by the company. The 1988 Stock Appreciation Rights Plan gives certain officers and key employees the right to receive cash equal to the sum of the appreciation in value of the stock and the value of reinvested hypothetical cash dividends which would have been paid on the stock covered by the grant. The 1988 Management Incentive Plan gives certain management employees the right to receive similar cash payments. The stock appreciation rights granted under the plans may be exercised in whole or in installments and will vest at such times as specified in the grant. In all instances, the rights lapse if not exercised within 20 years of the grant date. Compensation expense is recorded with respect to the rights, based upon quoted market value of the shares and the exercise provisions. The provision (credit) for incentive compensation plans based upon the company's stock price, principally stock appreciation rights, was ($933,000) in 1994, $1,668,000 in 1993, and ($1,155,000) in 1992.

The following table summarizes the activity relating to the company's stock option and stock appreciation plans:

     (In dollars or number of shares)      1994        1993       1992
                                           ----        ----       ----
Stock options:
     Options outstanding at
       beginning of year                  67,500        -          -

     Granted                              12,500 ***  67,500       -
                                         -------     -------    -------
     Options outstanding at
       end of year                        80,000 ***  67,500       -
                                         =======     =======    =======
     Options exercisable at
       end of year                        67,500        -          -
                                         =======     =======    =======
     Price of outstanding                $30.00-     $30.00-       -
       options                            40.00       40.00

Stock appreciation rights:

     Rights outstanding at               299,334     328,834    314,667
       beginning of year

     Granted                               7,500       5,500     51,500

     Exercised                           (15,832)    (29,000)   (32,333)

     Terminated                             -        ( 6,000)   ( 5,000)
                                         -------     -------    -------
Rights outstanding at end
  of year                                291,002 *   299,334    328,834
                                         =======     =======    =======
Rights exercisable at end
  of year                                278,000 **  278,000    285,500
                                         =======     =======    =======

Price range of outstanding               $11.00-     $11.00-    $11.00-
  stock appreciation rights               29.88       29.88      29.88
                                         =======     =======    =======

* 278,000 and 13,002 rights have been granted and remain outstanding under the 1988 Stock Appreciation Rights Plan and the 1988 Management Incentive Plan, respectively.

**  Issued under the 1988 Stock Appreciation Rights Plan.
*** 8,000 shares granted subject to shareholder approval of the 1994 Executive Stock Option Plan.

12 - CONTINGENCIES, LITIGATION, COMMITMENTS, AND RELATED
     TRANSACTIONS

The company has been informed by the Wisconsin Department of Natural Resources ("DNR") that a landfill, for which the company may be a potentially responsible party, was nominated by the DNR for inclusion by the Environmental Protection Agency ("EPA") on the National Priorities List ("NPL"). The EPA has not placed the landfill on the NPL nor has any other action been taken by the DNR or the EPA. The company has contributed its allocated portion of the cost of remediation of a second landfill pursuant to a cost sharing agreement. The company cannot predict what, if any, additional costs will be borne by the company. Based on the information available, the company does not believe that any additional cost associated with these landfills will have a material adverse effect on the business and financial condition of the company.

The company, along with other paper companies, is part of a civil investigation by the U. S. Department of Justice to determine whether any violation of U. S. antitrust laws has occurred in the commercial and industrial market for sanitary paper products. The company believes it has not violated any antitrust laws.

In the ordinary course of conducting business, the company also becomes involved in other environmental issues, investigations, administrative proceedings and litigation. While any proceeding or litigation has an element of uncertainty, the company believes that the outcome of any pending or threatened claim or lawsuit will not have a material adverse effect on the business and financial condition of the company.

Through the year 2006, the company is to pay a municipality a minimum annual usage fee of approximately $150,000 paid on a quarterly basis, to discharge industrial waste into the municipality's wastewater treatment facility. The aggregate amount of such required future minimum payments at December 31, 1994 was $1,687,000. In addition, the company is to pay monthly contingent usage fees to the municipality based on the amount of industrial waste discharged. Minimum and contingent usage fees incurred totaled $630,000, $611,000 and $531,000 in 1994, 1993, and 1992 respectively.

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

15 - QUARTERLY INFORMATION (UNAUDITED)

(In thousands except share     First     Second     Third     Fourth
data)                          Qtr.      Qtr.       Qtr.      Qtr.        Annual
                               -----     ------     -----     ------      ------
1994
----
Net sales                     $61,995   $64,784    $67,811    $72,117    $266,707
Gross profit                   10,989    12,612     11,604     14,000      49,205
Income before
  cumulative effect of a
  change in accounting
  principle                     2,520     2,879      3,059      4,583      13,041
Cumulative effect of a
  change in accounting
  principle (net of
  income taxes)                (  750)      -          -          -      (    750)
Net income                      1,770     2,879      3,059      4,583      12,291
Income per share:
  Before cumulative effect
    of a change in
    accounting principle          .35       .40        .42        .64        1.81
  Cumulative effect of a
    change in accounting
    principle (net of
    income taxes)               ( .10)      -          -          -      (    .10)
Net income per share              .25       .40        .42        .64        1.71

1993
----
Net sales (1)                 $57,008   $60,334    $65,351    $62,128    $244,821
Gross profit                    8,977     9,825     11,621     13,081      43,504
Net income                      4,595     1,354      2,005      1,683       9,637
Net Income per share              .64       .19        .28        .23        1.34

1992 (2)
----
Net sales                     $52,301   $57,551    $59,895    $55,765    $225,512
Gross profit                    8,052     7,765      7,233      7,428      30,478
Income (loss) before
  cumulative effect of
  changes in accounting
  principles                     (625)      730        (13)       (55)         37
Cumulative effect of
  changes in accounting
  principles (net of
  income taxes)                (8,537)     -          -          -         (8,537)
Net income (loss)              (9,162)      730        (13)       (55)     (8,500)
Income (loss) per share:
  Before cumulative effect
    of changes in
    accounting principles        (.09)      .10       (.01)      (.01)       (.01)
  Cumulative effect of
    changes in accounting
    principles (net of
    income taxes)               (1.20)     -          -          -          (1.20)
Net income (loss) per share     (1.29)      .10       (.01)      (.01)      (1.21)

(1) First quarter net sales are different from the first quarter report to shareholders due to the elimination of intercompany sales.

(2) Gross profits, net income (loss) and related per share amounts have been restated as required by SFAS No. 106
     "Employers' Accounting for Postretirement Benefits Other Than
     Pensions".

16 - MARKET PRICES FOR COMMON SHARES (UNAUDITED)

The Company's common shares are traded on the Nasdaq National
Market System under the Nasdaq symbol, MOSI. Price ranges and dividends paid per share were as follows:
(In dollars)

                   1994                      1993                      1992
                   ----                      ----                      ----
              Prices      Divi-         Prices       Divi-         Prices       Divi-
Qtr.      High     Low    dends      High     Low    dends     High     Low     dends
          ----     ---    -----      ----     ---    -----     ----     ---     -----
1st     $36.00   $29.25   $.09     $26.50   $21.50   $.09     $37.13   $28.00   $.09
2nd      32.25    28.25    .09      27.00    21.50    .09      33.75    27.00    .09
3rd      32.75    29.00    .09      26.00    21.75    .09      29.50    24.25    .09
4th      31.25    24.75    .09      30.25    22.75    .09      26.25    20.25    .09

Prices reflect high and low closing price quotations on the Nasdaq National Market System and do not reflect mark-ups, mark-downs or commissions and may not represent actual transactions.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              ($ THOUSANDS)
                                         Allowance
                                            for     Allowance for     Other
                                         Doubtful   Sales Returns Restructuring
                                 Total   Accounts   and Discounts     Costs
                                 -----   --------   -------------     -----
Balances at December 31, 1991   $  970     $  380     $  590         $  246

  Charges to costs and expenses  3,270        464      2,806
  Deductions                    (3,234)      (329)    (2,905)                    (246)
                                ------     ------     ------         ------
Balances at December 31, 1992   $1,006     $  515     $  491         $    0

  Charges to costs and expenses  5,426        440      4,986
  Deductions                    (4,853)      (602)    (4,251)
                                ------     ------     ------         ------
Balances at December 31, 1993   $1,579     $  353     $1,226         $    0

  Charges to costs and expenses  4,945        901      4,044
  Deductions                    (4,371)      ( 10)    (4,361)
                                ------     ------     ------         ------
Balances at December 31, 1994   $2,153     $1,244     $  909         $    0
                                ======     ======     ======         ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to directors of the company is incorporated into this Form 10-K by this reference to the material set forth under the caption "Election of Directors", pages 3 and 4, in the company's proxy statement dated March 17, 1995 (the "1995 Proxy Statement"). Information relating to executive officers of the company is set forth in Part I, page 6.

ITEM 11. EXECUTIVE COMPENSATION.

Information relating to director compensation is incorporated into this Form 10-K by this reference to the material set forth under the subcaption "Director Compensation", pages 4 and 5, in the 1995 Proxy Statement. Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to (1) the material set forth under the caption "Executive Officer Compensation", pages 8 through 10 and (2) the material set forth under the subcaption "Compensation Committee Interlocks and Insider Participation", page 15, in the 1995 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Information relating to security ownership of certain beneficial owners is incorporated into this Form 10-K by this reference to the material set forth under the caption "Beneficial Ownership of Common Stock", page 6, through the material immediately preceding final two paragraphs, page 7, in the 1995 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.
     (a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.
          Filed as part of this report and required by Item 14(d), are set forth on pages 22 to 49 herein.

     (b)  REPORTS ON FORM 8-K.
          No reports on Form 8-K were filed by the company during the fourth quarter of fiscal 1994.

     (c)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

     The following exhibits are filed with the Securities and Exchange Commission as part of this report.

     EXHIBIT 3 - ARTICLES OF INCORPORATION AND BYLAWS

     (a)  Restated Articles of
          Incorporation, as amended. . . . . . . . . . 12-53(1)

     (b)  Restated Bylaws, as last
          amended April 16, 1992 . . . . . . . . . . . 54-89(1)

     EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
                 HOLDERS

     (a)  Preferred Share Rights Agreement
          dated June 26, 1986 as amended . . . . . . . 54-147(4)

     (b)  Restated Articles of Incorporation
          and Restated Bylaws (see Exhibit 3(a) and (b))

     EXHIBIT 10 - MATERIAL CONTRACTS

     *(a) Deferred Compensation Plan for Directors
          as amended and restated June 17, 1993. . . . 148-164(4)

     *(b) 1985 Executive Stock Option
          Plan dated June 27, 1985 . . . . . . . . . . 83-95(5)

     *(c) Mosinee Paper Corporation 1988 Stock
          Appreciation Rights Plan, as amended
          4/18/91. . . . . . . . . . . . . . . . . . . 41-50(2)

     *(d) 1993 and 1994 Incentive Compensation
          Plan for Corporate Executive Officers. . . . 165-169(4)

     *(e) Supplemental Retirement Benefit
          Plan dated October 17, 1991. . . . . . . . . 63-71(2)

     *(f) Supplemental Retirement Benefit Agreement
          dated November 15, 1991. . . . . . . . . . . 72-76(2)

     *(g) 1994 Executive Stock Option Plan . . . . . . 50

     *(h) Mosinee Supplemental Retirement Plan . . . . 68

     * Denotes Executive Compensation Plans and Arrangements.

     EXHIBIT 11 - COMPUTATION OF PER SHARE EARNINGS. . 84

     EXHIBIT 22 - SUBSIDIARIES OF REGISTRANT . . . . . 167(1)

     Page numbers set forth herein correspond to the page numbers using the sequential numbering system, where such exhibit can be found in the following Annual Reports on Form 10-K:

     (1) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992; Commission File Number
          0-1732.

     (2) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991; Commission File Number
          0-1732.

     (3) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990; Commission File Number
          0-1732.

     (4) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993; Commission File Number
          0-1732.

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


                              MOSINEE PAPER CORPORATION



Date March 27, 1995           GARY P. PETERSON
                              ------------------------------------
                              Gary P. Peterson
                              Senior Vice-President,
                              Finance, Secretary and
                              Treasurer
                              (Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SAN W. ORR, JR.                    RICHARD L. RADT
------------------------------     -------------------------------
San W. Orr, Jr.                    Richard L. Radt
Chairman of the Board              Vice Chairman of the Board
March 27, 1995                     March 27, 1995



DANIEL R. OLVEY                    STANLEY F. STAPLES, JR.
------------------------------     -------------------------------
Daniel R. Olvey                    Stanley F. Staples, Jr.
President and CEO                  Director
(Principal Executive Officer)      March 27, 1995
March 27, 1995

RICHARD G. JACOBUS                 WALTER ALEXANDER
------------------------------     -------------------------------
Richard G. Jacobus                 Walter Alexander
Director                           Director
March 27, 1995                     March 27, 1995



DONALD E. JANIS
------------------------------
Donald E. Janis
Corporate Controller
March 27, 1995
(Principal Accounting Officer)