Form 10-Q
period 1995-03-31
MOSINEE PAPER CORP
filed 1995-05-12
CIK 68412

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 1995

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


The number of common shares outstanding at March 31, 1995 was 7,148,443.

                        MOSINEE PAPER CORPORATION

                                FORM 10-Q

                       QUARTER ENDED MARCH 31, 1995


                                                          Page No.


PART I.     FINANCIAL INFORMATION

     Item 1.     Financial Statements
                 Consolidated Statements of
                 Income, Three Months Ended
                 March 31, 1995 (unaudited) and
                 March 31, 1994 (unaudited)                    1

                 Condensed Consolidated Balance
                 Sheets March 31, 1995 (unaudited)
                 and December 31, 1994 (derived from
                 audited financial statements)                 2

                 Condensed Consolidated Statements
                 of Cash Flows Three Months
                 Ended March 31, 1995 (unaudited)
                 and March 31, 1994 (unaudited)                3

                 Notes to Condensed Consolidated
                 Financial Statements                          4

     Item 2.     Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                     5

PART II.     OTHER INFORMATION

     Item 3.     Defaults in Senior Securities                 7

     Item 5.     Other Information                             7

     Item 6.     Exhibits and Reports on Form 8-K              8

                   PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

           MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                                             Three Months Ended
                                                  March 31,
($ thousands except share data -unaudited)   1995          1994
                                             ----          ----
Net sales                                  $72,578        $61,995
Cost of sales                               59,379         51,006
                                            ------         ------
Gross profit                                13,199         10,989
                                            ------         ------
Operating expenses:
  Selling and advertising                    2,492          2,219
  Administrative                             4,342          3,543
                                            ------          -----
      Total operating expenses               6,834          5,762
                                            ------          -----
Income from operations                       6,365          5,227
Other income (expense):
  Interest income                              ---              1
  Interest expense                         ( 1,529)        (  951)
  Other                                        862         (   57)
                                            ------          -----
Income before income taxes and
  cumulative effect adjustment               5,698          4,220
Provision for income taxes                   2,293          1,700
                                            ------          -----
Income before cumulative effect
  of a change in accounting
  principle                                  3,405          2,520
Cumulative effect of a change in
  accounting principle (net of
  income taxes)                                ---         (  750)
                                            ------          -----
Net income                                 $ 3,405         $1,770
                                            ======          =====
Income per share
  before cumulative effect of a
  change in accounting principle           $  0.47         $ 0.35
Cumulative effect of a change in
  accounting principle
  (net of income taxes)                        ---         ( 0.10)
                                            ------          -----
Net income per share                       $  0.47         $ 0.25
                                            ======          =====
Weighted average common
  shares outstanding                     7,148,443      7,148,443
                                         =========      =========

             MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
      ($ thousands)                    March 31,      December 31,
                                         1995*            1994*
                                         ----             ----
ASSETS
Current assets:
  Cash and cash equivalents            $  1,077        $  1,555
  Receivables                            28,281          26,207
  Inventories                            34,263          30,600
  Deferred income taxes                   3,999           3,999
  Other                                     564             686
                                        -------         -------
     Total current assets                68,184          63,047
                                        -------         -------
Property, plant and equipment           341,091         337,801
  Less: accumulated depreciation        147,364         143,780
                                        -------         -------
Net depreciated value                   193,727         194,021
                                        -------         -------
Other assets                              8,350           8,015
                                        -------         -------
TOTAL ASSETS                           $270,261        $265,083
                                        =======         =======
LIABILITIES

Current Liabilities:
  Accounts payable                     $ 21,509        $ 19,523
  Accrued and other liabilities          14,519          16,259
  Accrued income taxes                    2,005             953
                                        -------         -------
     Total current liabilities           38,033          36,735

Long-term debt                           91,629          91,383
Deferred income taxes                    21,627          21,633
Postretirement benefits                  14,609          14,427
Other noncurrent liabilities             10,852          10,799
                                        -------         -------
     Total liabilities                  176,750         174,977
                                        -------         -------
Commitments and contingencies               ---             ---
Preferred stock of subsidiary             1,255           1,255
                                        -------         -------
STOCKHOLDERS' EQUITY

Preferred stock - $1 par value,
                  authorized
     -  1,000,000 shares, none
        issued
Common stock - $2.50 par value
     - 15,000,000 shares authorized
      - 10,393,823 shares issued         25,984          25,984
Additional paid-in capital               13,851          13,851
Retained earnings                        70,109          66,704
                                        -------         -------
     Subtotals                          109,944         106,539
Treasury stock at cost                (  17,688)      (  17,688)
                                        -------         -------
     Total stockholders' equity          92,256          88,851
                                        -------         -------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                               $270,261        $265,083
                                        =======         =======

*The consolidated balance sheet at March 31, 1995 is unaudited.
The December 31, 1994 consolidated balance sheet is derived from audited financial statements.

             MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW
                                           Three Months Ended
                                                 March 31,
($ thousands - unaudited)                  1995          1994
                                           ----          ----
Cash flows from operating activities:
  Net income                              $3,405        $1,770
  Provision for depreciation,
    depletion and amortization             4,095         3,788
  Recognition of deferred revenue            (10)          (10)
  Provision for losses on accounts
    receivable                               105            63
  (Gain) loss on property, plant and
    equipment disposals                     (859)           51
  Deferred income taxes                       (6)         (400)
  Changes in operating assets and
    liabilities:
    Accounts receivable                   (2,178)       (2,010)
    Inventories                           (3,663)          (51)
    Other assets                            (643)         (293)
    Accounts payable and other
      liabilities                          2,616          (262)
    Accrued income taxes                   1,052         1,073
                                           -----         -----
Net cash provided by operating activities  3,914         3,719
                                           -----         -----
Cash flows from investing activities:
  Capital expenditures                    (4,899)       (3,029)
  Proceeds from property, plant and
    equipment disposals                      903            23
                                           -----         -----
Net cash used in investing activities     (3,996)       (3,006)
                                           -----         -----
Cash flows from financing activities:
  Borrowings (payments) under credit
    agreements                               247          (989)
  Dividends paid                            (643)         (643)
                                           -----         -----
  Net cash used in financing activities     (396)       (1,632)
                                           -----         -----
Net decrease in cash and cash
  equivalents                               (478)         (919)
Cash and cash equivalents at beginning
  of year                                  1,555         1,521
                                           -----         -----
Cash and cash equivalents at end of
  quarter                                 $1,077        $  602
                                           =====         =====
Supplemental Cash Flow Information:
  Interest paid - net of amount
    capitalized                           $1,741        $1,067
  Income taxes paid                        1,247           627

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

2.   Inventories consist of the following:
     ($ thousands)                  March 31,      December 31,
                                      1995             1994
                                      ----             ----
      Raw material                  $16,522           $14,534
      Finished goods and work
        in process                   20,034            17,574
      Supplies                        8,842             8,759
                                     ------            ------
            Subtotal                 45,398            40,867
      Less:  LIFO reserve            11,135            10,267
                                     ------            ------
      Net inventories               $34,263           $30,600
                                     ======            ======

3. Earnings per share of common stock is based on the weighted average number of common shares outstanding and gives effect to applicable preferred stock dividend requirements.

4. Net income includes expenses, or credits for incentive compensation plans based upon the company's stock price. The company calculates this liability using the average price of Mosinee Paper's stock at the close of each fiscal quarter as if all earned incentive compensation plans had been exercised on that day. For the three months ended March 31, 1995, these plans are an after-tax expense of $350,000, or $0.05 per share, compared to the first quarter of 1994 which produced an after-tax expense of $28,000, or less than $0.01 per share.

5. The company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits", as of January 1, 1994. The cumulative effect for the transition obligation was an after-tax expense of $750,000, or $0.10 per share.

6. Refer to notes to the financial statements which appear in the 1994 annual report for the company's accounting policies which are pertinent to these statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
     (All $ amounts are in thousands, except per share amounts)

RESULTS OF OPERATIONS

First quarter record net sales of $72,578 were 17% above the $61,995 reported last year. Specialty paper operations at the Pulp and Paper Division and the company's subsidiary, Sorg Paper Company, increased net sales by $5.5 million, or 52%, of the total improvement over the prior year. Sales of Bay West's towel and tissue products and Converted Products Division's laminated and saturated paper products combined for the remaining $5 million improvement. Stronger volumes at all operations combined with some selling price relief, generated by unprecedented raw material cost increase, offset some product mix weakening and provided the increase in net sales. Strong demand for products of the paper industry, in general, helped the aggressive marketing and production programs achieve the record level of sales. Early into the second quarter the effect of interest rate increases on the economy is slowing the rate of order improvement. Selective and general price increases have either been announced, or are scheduled, at all operations to offset the continuing escalation of raw materials, mainly purchased pulps, waste papers and linerboard, for our products. During the first quarter improved pricing provided $8 million of additional sales while volume improvements added $3 million. The improvements were partially offset by $1 million in less optimal product mix.

Cost of sales for the first three months of the year of $59,379 increased 16% over the year earlier level of $51,006. As a percent of net sales, cost of sales remained steady at 82% for both periods. The effect of unprecedented raw material cost increases added nearly $7 million to cost of sales while higher volumes added approximately $2 million. Some softening of product mix lowered cost of sales for the balance. Additional increases for pulpwood, purchased bleached pulp and linerboard are expected. Management is dedicated to pass these higher costs on through increased selling prices to the extent possible.

Gross profit, reflecting the above, increased 20% to $13,199 for the first quarter from the $10,989 reported for the same period last year. Gross profit as a percent of sales remained at 18% for both periods.

Operating expenses for the first quarter of $6,834 rose $1,072, or nearly 19%, over the $5,762 reported at this time last year. Selling expenses increased 12% over the prior year. General and administrative expenses, excluding the effect of adjustments to the accrued liability for incentive compensation programs based on the market price of the company's stock, rose $261, or 7% over last year. Last year, slightly higher stock prices increased the liability resulting in an expense of $47. Higher stock prices by the end of the first quarter this year caused an expense of $585. General inflationary increases in operating expenses, principally employee compensation related, along with incentive compensation accrual increases and employee training costs were partially offset by cost reduction programs in other areas.

Reflecting the above, income from operations for the first quarter of $6,365 increased $1,138, or 22% from the year earlier level of $5,227.

Interest expense of $1,529 increased substantially from the year earlier amount of $951 due to a significant increase in interest rates in effect when comparing the first quarter of 1994 to the first quarter of 1995 even though the average debt level decreased $5,000 for those same periods. Other income and expense of $862 for the first quarter 1995 included $868 of capital gain on land sales, or $0.07 per share.

Accordingly, income before the cumulative effect of a change in accounting principle and income taxes reached $5,698 for the first quarter of 1995 compared to $4,220 during the same period in 1994. The provisions for income taxes of $2,293 and $1,700, for the first quarters of 1995 and 1994 respectively, are based on an effective income tax rate of approximately 40%.

The company adopted Statement of Financial Accounting Standards
No. 112, "Employers' Accounting for Postemployment Benefits" effective January 1, 1994. The accumulated liability as of December 31, 1993 for these benefits required an after-tax expense of $750, or $0.10 per share.

Reflecting the above, net income for the first quarter of $3,405, or $0.47 per share, increased from the $1,770, or $0.25 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of $3,914 increased slightly from $3,719 provided during the first three months of 1994. Improved income from operations provided the additional cash. Cash used in investing activities included $4,899 of capital expenditures and was partially offset by cash received of $903 from timberland sales. The primary capital project during the quarter was the installation of an automatic roll wrap system at the company's Pulp and Paper Division. This new equipment will lower labor costs and provide better roll tracking of the finished goods inventory. The project became operational near the end of the first quarter.

Cash utilized in financing activities consisted of additional borrowing of $247 to fund capital spending and payment of cash dividends to shareholders totalled $643. Cash provided from operations and utilized in financing and investing activities reduced cash by $478 from the year end level of $1,555 to the March 31, 1995 balance of $1,077.

The company maintains a credit agreement with one bank acting as agent and certain financial institutions as lenders to issue up to $90,000 of unsecured borrowing less the amount of commercial paper outstanding and also maintains a loan agreement with another bank for $20,000, making the total amount available for borrowing of $110,000. As of March 31, 1995 the company had issued and outstanding $45,629 of commercial paper and had other borrowing under the agreements of $46,000 for a total debt of $91,629. This leaves approximately $18,000 available to supplement cash provided from operations for uses in the business which, at the present time, the company believes to be adequate for the operation of the business and normal capital expenditures.

Long-term debt as a percent of total capitalization declined to 50% from the prior year-end level of 51%. Working capital of $30,151 increased $3,839 from the end of 1994 reflecting increased accounts receivable from higher sales and decreases in accrued and other liabilities. The current ratio, reflecting this increase, improved to 1.8:1 at the end of the first quarter from the year end level of 1.7:1.

                 PART II - OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The Sorg Paper Company, a subsidiary of the registrant, omitted the payment of its quarterly cash dividends of $1.37 per share, payable April 1, 1995 to shareholders of record, on its 5-1/2% cumulative preferred stock, par value $100. The number of 5-1/2% cumulative preferred shares outstanding is 12,552 and the amount of dividends in arrears is $465,801.

ITEM 5.     OTHER INFORMATION:

     On April 20, 1995, the company announced a 10% stock dividend payable May 18, 1995 to shareholders of record as of May 4, 1995. The company also declared a cash dividend of $0.09 per share payable May 18, 1995 on all shares on a post-dividend basis to shareholders of record as of May 4, 1995.

     At the annual meeting of shareholders held April 20, 1995, the shareholders approved an amendment to the company's restated articles on incorporation which increased the number of authorized shares of common stock from 15,000,000 to 30,000,000 and changed the company's authorized common stock from $2.50 par value per share to shares without par value. The company has no present plans to issue any of the additional authorized common stock nor are there any commitments for the issuance of the additional common stock at this time except in connection with employee stock option plans currently in effect.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:

                                                          Page

     (a)   Exhibits required by Item 601 of
           Regulation S-K.

           (11)  Computation of earnings per share          10

     (b)   Reports on Form 8-K:

           None
                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              MOSINEE PAPER CORPORATION



May 9, 1995                   GARY P. PETERSON
                              Gary P. Peterson
                              Senior Vice President-Finance,
                              Secretary and Treasurer

                              (On behalf of the Registrant and as
                              Principal Financial Officer)