Form 10-Q
period 1995-06-30
MOSINEE PAPER CORP
filed 1995-08-14
CIK 68412

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended JUNE 30, 1995

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


The number of common shares outstanding at June 30, 1995 was 7,862,740.

                        MOSINEE PAPER CORPORATION

                                FORM 10-Q

                       QUARTER ENDED JUNE 30, 1995


                                                          Page No.


PART I.     FINANCIAL INFORMATION

     Item 1.     Financial Statements
                 Consolidated Statements of
                 Income, Three Months Ended
                 June 30, 1995 (unaudited) and
                 June 30, 1994 (unaudited)                     1

                 Condensed Consolidated Balance
                 Sheets June 30, 1995 (unaudited)
                 and December 31, 1994 (derived from
                 audited financial statements)                 2

                 Condensed Consolidated Statements
                 of Cash Flows Three Months
                 Ended June 30, 1995 (unaudited)
                 and June 30, 1994 (unaudited)                 3

                 Notes to Condensed Consolidated
                 Financial Statements                          4

     Item 2.     Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                     5

PART II.     OTHER INFORMATION

     Item 3.     Defaults in Senior Securities                 9

     Item 4.     Submission of Matters to a                    9
                 Vote of Security Holders

     Item 5.     Other Information                            10

     Item 6.     Exhibits and Reports on Form 8-K             10

                PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
(in thousands, except                1995       1994         1995        1994
 share data - unaudited)             ----       ----         ----        ----
Net sales                          $74,672    $64,784      $147,250    $126,779
Cost of sales                       63,038     52,172       122,417     103,178
                                    ------     ------       -------     -------
Gross profit on sales               11,634     12,612        24,833      23,601
                                    ------     ------       -------     -------
Operating expenses:
  Selling and advertising            2,496      2,499         4,988       4,718
  Administrative                     2,839      4,228         7,180       7,771
                                    ------     ------       -------     -------
Total operating expenses             5,335      6,727        12,168      12,489
                                    ------     ------       -------     -------
Income from operations               6,299      5,885        12,665      11,112
Other income (expense):
  Interest expense                  (1,575)    (1,112)       (3,104)     (2,063)
  Other                                 82         76           943          20
                                    ------     ------       -------      ------
Income before income taxes and
  cumulative effect adjustment       4,806      4,849        10,504       9,069
Provision for income taxes           1,920      1,970         4,213       3,670
                                    ------     ------       -------      ------
Income before cumulative effect
  of a change in accounting
  principles                        $2,886      2,879         6,291       5,399
Cumulative effect of a change
  in accounting principles
  (net of income taxes)                ---        ---           ---        (750)
                                    ------     ------       -------      ------
Net income                          $2,886     $2,879        $6,291      $4,649
                                    ======     ======       =======      ======

Income per share before
cumulative effect of a change
in accounting principles             $0.36      $0.36         $0.80       $0.68
Cumulative effect of a change
  in accounting principles
  (net of income taxes)                ---        ---           ---       (0.09)
                                     -----      -----         -----       -----

Net income per share                 $0.36      $0.36         $0.80       $0.59
                                     =====      =====         =====       =====
Weighted average common
  shares outstanding             7,863,096  7,863,287     7,863,096   7,863,287
                                 =========  =========     =========   =========

See accompanying notes to consolidated financial statements

           MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                                         June 30,     December 31,
($ thousands)                             1995*           1994*
                                          ----            ----
ASSETS

Cash and cash equivalent                $    232       $  1,555
Receivables, net                          26,950         26,207
Inventories                               36,882         30,600
Deferred income taxes                      3,999          3,999
Other current assets                         625            686
                                         -------        -------
  Total current assets                    68,688         63,047
                                         -------        -------
Property, plant and equipment, net       344,631        337,801
  Less: accumulated depreciation         150,163        143,780
                                         -------        -------
Net depreciation value                   194,468        194,201
                                         -------        -------
Other assets                               8,576          8,015
                                         -------        -------
TOTAL ASSETS                            $271,732       $265,083
                                         =======        =======
LIABILITIES

Accounts payable                        $ 22,835       $ 19,523
Accrued and other liabilities             14,640         16,259
Accrued income taxes                         732            953
                                         -------        -------
  Total current liabilities               38,207         36,735
Long-term debt                            91,333         91,383
Deferred income taxes                     22,002         21,633
Postretirement benefits                   14,720         14,427
Other noncurrent liabilities              10,502         10,799
                                         -------        -------
Total liabilities                        176,764        174,977
                                         -------        -------
Commitments and contingencies                 --             --
Preferred stock of subsidiary              1,255          1,255
                                         -------        -------

STOCKHOLDERS' EQUITY

Preferred stock - $1 par value,
  authorized - 1,000,000 shares,
  none issued
Common stock - no par value,
  authorized - 30,000,000 shares,
  11,433,205 shares issued                44,827         25,984
Additional paid-in capital                13,851         13,851
Retained earnings                         52,737         66,704
                                         -------        -------
   Subtotals                             111,415        106,539
Treasury stock                           (17,702)       (17,688)
                                         -------        -------
Total stockholders' equity                93,713         88,851
                                         -------        -------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $271,732       $265,083
                                         =======        =======

*The consolidated balance sheet at June 30, 1995 is unaudited.  The December 31, 1994 consolidated balance sheet is derived from audited financial statements.

            MOSINEE PAPER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW
                                                Six Months Ended
                                                    June 30,
($ thousands - unaudited)                        1995      1994
                                                 ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $6,291    $4,649
  Provision for depreciation, depletion
    and amortization                            8,269     7,669
  Recognition of deferred revenue                 (20)      (20)
  Provision for losses on accounts receivable     200       187
  Gain on property, plant and equipment
    disposals                                    (946)      (22)
  Deferred income taxes                           369       881
  Changes in operating assets and
    liabilities:
    Accounts receivable                          (943)   (2,949)
    Inventories                                (6,282)   (2,723)
    Other assets                               (1,345)     (896)
    Accounts payable and other liabilities      2,860     1,151
    Accrued income taxes                         (222)      500
                                                -----     -----
Net cash provided by operating activities       8,231     8,427
                                                -----     -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                         (9,222)   (8,204)
  Proceeds from property, plant and
    equipment disposals                         1,022        97
                                                -----     -----
Net cash used in investing activities          (8,200)   (8,107)
                                                -----     -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) under credit
    agreements                                    (49)      297
  Dividends paid                               (1,291)   (1,287)
  Payment for purchase of company stock           (14)      ---
                                                -----     -----
  Net cash used in financing activities        (1,354)     (990)
                                                -----     -----
Net decrease in cash and cash equivalents      (1,323)     (670)
Cash and cash equivalents at beginning
  of year                                       1,555     1,521
                                                -----     -----
Cash and cash equivalents at end of period     $  232    $  851
                                                =====     =====

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid - net of amount capitalized    $3,214    $2,060
  Income taxes paid                             4,066     2,289

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

2.   Inventories consist of the following:
                                       June 30,    December 31,
                                         1995          1994
                                         ----          ----
     Raw material                      $19,178       $14,534
     Finished goods and work
       in process                       21,331        17,574
     Supplies                            8,774         8,759
                                        ------        ------
          Subtotal                      49,283        40,867
     Less:  LIFO reserve                12,401        10,267
                                        ------        ------
     Net inventories                   $36,882       $30,600
                                        ======        ======

3. Earnings per share of common stock is based on the weighted average number of common shares outstanding and gives effect to applicable preferred stock dividend requirements.

4. Net income includes expenses, or credits, for incentive compensation plans. The company calculates this liability using the average price of Mosinee Paper's stock at the close of each fiscal quarter as if all incentive compensation plans had been exercised on that day. For the six months ended June 30, 1995, these plans resulted in after tax income of $203,000, or $0.03 per share, compared to an after tax expense of $409,000, or $0.05 per share for the same period last year. For the second quarter, the effect this year is an after tax income of $555,000 or $0.07 per share, compared to second quarter last year of an after tax expense of $381,000 or $0.05 per share.

5.   The company adopted the provisions of Statement of Financial
     Accounting Standards (SFAS) No. 112, "Accounting for
     Postemployment Benefits" as of January 1, 1994. The cumulative effect for the transition obligation was an after-tax expense of $750,000 or $0.09 per share.

6. Prior year per share data has been restated for the May 18, 1995 10% stock dividend.

7. Refer to notes to financial statements which appear in the Annual Report on Form 10-K for the year ended December 31,
     1994 for the company's accounting policies which are pertinent to these statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
            (All $ amounts are in thousands, except per share amounts)

RESULTS OF OPERATIONS


Record second quarter sales of $74,672 were 15% higher than the $64,784 reported last year. Higher selling prices, resulting from the continued escalation of raw material costs during the quarter, accounted for the improvement over the prior year. Volume gains at Pulp and Paper and Converted Products partially offset a weaker mix of products sold, which occurred at all operations. Price increases effected during the quarter were reasonably successful as most competitors faced the same pressure of increased cost of materials. Prices for wastepaper used in towel and tissue products stabilized in June and have shown some reduction in July with the possibility of further weakening in August. A price increase for purchased grades of pulp is expected early in the fourth quarter. Strong efforts to increase selling prices to offset any further cost increases will continue to be made. In summary, selling price improvements amounting to $11 million were somewhat offset by unfavorable product mix/volume effects of $1 million.

Record sales for the first half of 1995 of $147,250 increased 16% over the $126,779 reported for the same period last year. The improvement was primarily due to higher selling prices at all operating units. Volume increases at Pulp and Paper provided nearly $5 million of increased sales helping to offset a decline at Bay West which resulted from the effect of higher selling prices as some customers less sensitive to quality switched to lower priced suppliers. In summary, nearly $20 million of the increase is attributable to higher selling prices while product mix/volume effects offset each other.

Cost of sales for the second quarter of $63,038 increased 21% over the $52,172 reported at the same time last year. As a percent of net sales, cost of sales increased to 84% from the year earlier level of 81% reflecting the higher costs of pulp, wastepaper and linerboard. Continued emphasis on cost reduction and improved operating efficiency has helped to reduce the impact of these higher costs. As mentioned earlier, wastepaper prices have stabilized in June and are showing signs of being lower in the third quarter with some decreases having occurred in July. Additionally, equipment related problems occurred during May at the Towel and Tissue mill in Ohio resulted in a loss of production and efficiency that effectively added to cost of sales. These problems were fixed in June awaiting permanent repair with new equipment to be installed near the end of the year. For the quarter, cost increases have amounted to $12 million.

Cost of sales for the year-to-date of $122,417 increased 19% from the year earlier period of $103,178. As a percent of net sales, cost of sales increased to 83% from the year earlier level of 81% primarily due to raw material cost increases. The raw material cost increases discussed above have impacted both first and second quarters with the second quarter bearing much more of the increase.

Gross profit for the second quarter, reflecting the above, decreased 8% to $11,634 from the year earlier level of $12,612. For the quarter, this amounted to a 16% gross profit margin compared to the 19% achieved last year during the same period. On a year-to-date basis, gross profit reached $24,833, 5% ahead of last year's level of $23,601. Gross profit margin, so far in 1995, is 17% compared to last year's level of 19%.

Operating expenses of $5,335 for the second quarter and $12,168 for the first half of 1995 declined 21% and 3%, respectively, from the same periods last year. Selling expenses remained comparable to last year for the same period. General and administrative expenses for the second quarter of $2,838 declined 33% from the $4,228 reported for the same period last year. Excluding the effect of adjustments to the accrued liability for incentive compensation programs based on the market price of the company's stock (SARs) of income of $925 from lower stock prices and an expense of $641 last year, general and administrative expenses increased $176, or 5%, over the previous year.

Similarly, on a year-to-date basis general and administrative expenses of $7,180 declined 8% from the prior year level of $7,771. After adjusting for SAR related effects of income of $339 for the current year and an expense of $688 during the prior year, general and administrative expenses of $7,520 increased 6% over the prior year level. For both the quarter and six month period this year, general inflationary increases in operating expenses, both selling and general and administrative, principally employee compensation incentive compensation programs and employee training, have been partially offset by cost reduction programs in other operating categories.

Reflecting the above, income from operations for the second quarter $6,299 increased 7% above the $5,885 recorded during last year's second quarter. Year-to-date income from operations of $12,665 increased 14% over the $11,112 reported for the same period last year. After adjusting for SAR related effects, income from operations during the second quarter of the year of $5,375 declined 18% from the prior year of $6,526. Year-to-date income from operations, similarly adjusted, of $12,335 increased over last year's level of $11,800.

Interest expense for the second quarter of $1,575 and $3,104 for the first six months of this year rose $463 and $1,041, respectively, over the amounts paid for the same period last year. The increase is wholly attributable to higher interest rates in effect during the current year. Lower average debt in 1995 partially offset the effect of higher rates. Other income for the quarter includes gain from the sale of timberlands incompatible with the company's fiber needs of $152, or $0.01 per share, and for the first six months of the year of $1,020, or $0.08 per share.

Accordingly, income before the cumulative effect of a change in accounting principle and income taxes of $4,806 for the second quarter were similar to the $4,849 reported for the same period last year. For the first six months, income before the cumulative effect of a change in accounting principle and income taxes of $6,291 improved 17% over the prior year level of $5,399.

The provision for income taxes of $1,920 for the quarter and $4,213 for the year-to-date are based on an effective tax rate of 40% for both periods. During the prior year an effective tax rate of 40.6% for the second quarter and 40.5% for the year-to-date resulted in income tax provisions of $1,970 and $3,670 for the respective periods.

Income before the cumulative effect of a change in an accounting principle of $2,886, or $0.36 per share, for the second quarter equaled the $2,879, or $0.36 per share, reported for the same period last year. For the first six months, income before the cumulative effect of a change in an accounting principle of $6,291, or $0.80 per share, rose over the prior year level of $5,399, or $0.68 per share.

The company adopted Statement of Financial Accounting Standards
No. 112, "Employers Accounting for Postemployment Benefits" effective January 1, 1994. The accumulated liability as of December 31, 1993 for these benefits required an after-tax expense of $750, or $0.09 per share.

Reflecting the above, net income for the second quarter of $2,886, or $0.36 per share, was comparable to the $2,879, or $0.36 per share reported last year at the same time. For the year-to-date, net income $6,291, or $0.80 per share, improved over the $4,649, or $0.59 per share reported for the same time period last year. On a year-to-date basis, adjusting reported income per share for the effects of SAR based incentive compensation, land sales and accounting changes, income of $0.70 trails the prior year level of $0.75.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations for the first six months of the year of $8,231 declined slightly from the $8,427 reported for the same period last year. Increased sales levels accounted for the higher accounts receivable level and represented a $943 use of cash. Inventories at several locations continue to reflect higher levels established in anticipation of price increases that occurred during the second quarter for purchased pulp, linerboard and waste paper resulting in a $6,282 use of cash. Partially offsetting these uses of cash was an increase in accounts payable of $2,860.

Cash used in investing activities represented $9,222 of capital expenditures partially offset by $1,022 of proceeds from timberland and equipment disposals. The primary capital expenditures include an automated roll wrap system at Pulp and Paper and improvement of wax blending equipment and a new winder at Converted Products. Cash used in financing activities resulted from debt repayment of $49 and payment of dividends to shareholders of $1,291.

As a result of operating, investing and financing activities for the first six months of the year cash decreased by $1,323 to $232 at June 30, 1995 from the $1,555 balance at the end of 1994.

The company maintains a credit agreement with one bank acting as agent and certain financial institutions as lenders to issue up to $90,000 of unsecured borrowing less the amount of commercial paper outstanding and also maintains a loan agreement with another bank for $20,000, making the total amount available for borrowing of $110,000. As of June 30, 1995 the company had issued and outstanding $46,216 of commercial paper and had other borrowing under these agreements of $45,000 for a total debt of $91,216. This leaves approximately $19,000 available to supplement cash provided from operations for uses in the business which, at the present time the company believes to be adequate for the operation of the business and currently anticipated capital expenditures.

Long-term debt of $91,333 declined slightly from the prior year end level of $91,383 reflecting the utilization and generation of cash described above. As a percent of total capitalization, long-term debt declined slightly to 49% from the year-end level of 51%. Working capital, reflecting the increase in inventories and accounts receivable, and accompanied by a modest increase in current liabilities, increased to $30,481 from the year-end level of $26,312. The current ratio, reflecting this improvement, increased to 1.8:1 from the year-end mark of 1.7:1.



                     PART II - OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The Sorg Paper Company, a subsidiary of the registrant, omitted the payment of its quarterly cash dividends of $1.38 per share, payable July 1, 1995 to shareholders of record, on its 5-1/2% cumulative preferred stock, par value $100. The number of 5-1/2% cumulative preferred shares outstanding is 12,552 and the amount of dividends in arrears is $483,122.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company was held on April 20, 1995.

     The matters voted upon, including the number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:
      Matter                                 Shares

                                                                                 Broker
                                 For        Withheld   Against     Abstain      Non-Vote
1.   Election of
     Directors

     (a) San W. Orr, Jr.      6,300,376      44,281      N/A        N/A             0

     (b) Harry R. Baker       6,303,359      41,118      N/A        N/A             0

2.   Adoption of 1994         5,984,904        N/A     274,189     85,283         281
     Executive Stock
     Option Plan

3.   Amendment of             5,640,616        N/A     631,366     50,908      21,767
     Company's restated
     articles of
     incorporation to
     increase authorized
     shares to 30,000,000

4.   Amendment of             6,134,160        N/A      96,056     92,574      21,867
     Company's restated
     articles of
     incorporation to
     change the common
     stock to shares
     without par value

5.   Approval of              6,299,415        N/A      29,954     15,288           0
     appointment of
     independent auditors
     for year ending
     December 31, 1995

ITEM 5.     OTHER INFORMATION:

     On April 20, 1995, the company announced a 10% stock dividend payable May 18, 1995 to shareholders of record as of May 4, 1995. The company also declared a cash dividend of $0.09 per share payable May 18, 1995 on all shares on a post-dividend basis to shareholders of record as of May 4, 1995.

     The description of the Company's common stock set forth on Exhibit (99)(a) to this Form 10-Q is provided for the purpose of updating any previous description of the Company's common stock and reflects the adoption of the amendments to the Company's Restated Articles of Incorporation at the annual meeting of shareholders held April 20, 1995 to increase the authorized shares to 30,000,000 and change the common stock to shares without par value.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

                                                             Page
                                                             ----
     (a)   Exhibits required by Item 601 of Regulation S-K.

           (3)(i)    Articles of Incorporation

                     Restated Articles of Incorporation,       12
                     as last amended April 26, 1995

           (11)      Computation of earnings per share         48

           (27)      Financial Data Schedule                   50

           (99)      Additional Exhibits

                     (a)  Description of Common Stock          51

     (b)   Reports on Form 8-K:

           None

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              MOSINEE PAPER CORPORATION



August 14, 1995               GARY P. PETERSON
                              Gary P. Peterson
                              Senior Vice President-Finance,
                                Secretary and Treasurer

                              (On behalf of the Registrant and as
                              Principal Financial Officer)