Form 10-Q
period 1995-09-30
MOSINEE PAPER CORP
filed 1995-11-13
CIK 68412

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1995

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


 The number of common shares outstanding at September 30, 1995 was 7,862,740.

                     MOSINEE PAPER CORPORATION

                             FORM 10-Q

                 QUARTER ENDED SEPTEMBER 30, 1995


                                                         PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Three Months and Nine Months
               Ended September 30, 1995 (unaudited)
               and September 30, 1994 (unaudited)           1

               Condensed Consolidated Balance
               Sheets September 30, 1995 (unaudited)
               and December 31, 1994 (derived from
               audited financial statements)                2

               Condensed Consolidated Statements
               of Cash Flows Nine Months
               Ended September 30, 1995 (unaudited)
               and September 30, 1994 (unaudited)           3

               Notes to Condensed Consolidated
               Financial Statements                         4-5

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                    5-8


 PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings                            9

     Item 6.   Exhibits and Reports on Form 8-K             9

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

           MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                                        Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
(in thousands, except                   1995        1994      1995        1994
share data - unaudited)
 Net sales                             $79,423     $67,811    $226,672     194,590
 Cost of sales                          64,644      56,207     187,061     159,385
 Gross profit on sales                  14,779      11,604      39,611      35,205

 Operating expenses:
   Selling and advertising               2,489       2,421       7,477       7,139
   Administrative                        4,743       3,006      11,923      10,777
 Total operating expenses                7,232       5,427      19,400      17,916

 Income from operations                  7,547       6,177      20,211      17,289
 Other income (expense):
   Interest expense                     (1,556)     (1,311)     (4,660)     (3,374)
   Other                                   338         280       1,283         300
 Income before income taxes and
   cumulative effect adjustment          6,329       5,146      16,834      14,215
 Provision for income taxes              2,537       2,087       6,750       5,757
 Income before cumulative effect
   of a change in accounting
   principle                             3,792       3,059      10,084       8,458
 Cumulative effect of a change in
   accounting principle (net of
   income taxes)                           ---         ---         ---        (750)

 Net income                             $3,792      $3,059     $10,084      $7,708

 Income per share before cumulative
 effect of a change in accounting
 principle                              $ 0.48      $ 0.39      $ 1.28      $ 1.08
 Cumulative effect of a change in
   accounting principle
   (net of income taxes)                   ---         ---       ---         (0.10)


 Net income per share                   $ 0.48      $ 0.39      $ 1.28      $ 0.98

 Weighted average common
   shares outstanding                7,862,988   7,863,287   7,862,988   7,863,287

 See accompanying notes to consolidated financial statements

           MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

 ($ thousands)                                 September 30, December 31,
                                                       1995*        1994
 ASSETS
 Cash and cash equivalents                          $    792    $  1,555
 Receivables, net                                     29,072      26,207
 Inventories                                          37,241      30,600
 Deferred income taxes                                 3,999       3,999
 Other current assets                                    334         686
   Total current assets                               71,438      63,047

 Property, plant and equipment, net                  348,393     337,801
   Less: accumulated depreciation                    153,884     143,780
 Net depreciated value                               194,509     194,021
 Other assets                                          9,085       8,015

 TOTAL ASSETS                                       $275,032    $265,083

 LIABILITIES

 Accounts payable                                   $ 20,469    $ 19,523
 Accrued and other liabilities                        16,142      16,259
 Accrued income taxes                                  1,307         953
   Total current liabilities                          37,918      36,735
 Long-term debt                                       90,018      91,383
 Deferred income taxes                                22,932      21,633
 Postretirement benefits                              14,818      14,427
 Other noncurrent liabilities                         10,586      10,799
 Total liabilities                                   176,272     174,977

 Commitments and contingencies                            --          --
 Preferred stock of subsidiary                         1,255       1,255

 STOCKHOLDERS' EQUITY

 Preferred stock - $1 par value, authorized
   - 1,000,000 shares, none issued
 Common stock - no par value, authorized
   - 30,000,000 shares, 11,433,205 shares issued      58,678      39,835
 Retained earnings                                    56,529      66,704
    Subtotals                                        115,207     106,539
 Treasury stock                                      (17,702)    (17,688)
 Total stockholders' equity                           97,505      88,851

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $275,032    $265,083

 *The consolidated balance sheet at September 30, 1995 is unaudited. The December 31, 1994 consolidated balance sheet is derived from audited financial statements.

            MOSINEE PAPER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW
                                                   Nine Months Ended
                                                     September 30,
 ($ thousands - unaudited)                         1995       1994
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $10,084     $7,708
   Provision for depreciation, depletion
     and amortization                              12,400     11,616
   Recognition of deferred revenue                    (30)       (30)
   Provision for losses on accounts receivable        288        288
   Gain on property, plant and equipment
     disposals                                     (1,271)      (296)
   Deferred income taxes                            1,299      1,491
   Changes in operating assets and liabilities:
     Accounts receivable                           (3,153)    (3,712)
     Inventories                                   (6,641)    (1,900)
     Other assets                                  (1,928)    (1,601)
     Accounts payable and other liabilities         3,420        151
     Accrued income taxes                             354        634
 Net cash provided by operating activities         14,822     14,349

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           (13,518)   (12,713)
   Proceeds from property, plant and
     equipment disposals                            1,371        469
 Net cash used in investing activities            (12,147)   (12,244)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Loan payments under credit agreements           (1,365)      (691)
   Dividends paid                                  (2,059)    (1,930)
   Payment for purchase of company stock              (14)       ---
   Net cash used in financing activities           (3,438)    (2,621)

 Net decrease in cash and cash equivalents           (763)      (516)
 Cash and cash equivalents at beginning of year     1,555      1,521
 Cash and cash equivalents at end of period       $   792     $1,005

 SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid - net of amount capitalized      $ 4,853     $3,423
   Income taxes paid                                5,098      3,632

 See accompanying notes to consolidated financial statements

            MOSINEE PAPER CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. The accompanying financial statements in the opinion of management reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Some adjustments involve estimates which may require revision at year-end. Such adjustments include interim LIFO inventory valuations and the effective income tax rate for the year. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles.

 2.  Inventories consist of the following:
                                           Sept 30,    Dec 31,
     ($ thousands)                            1995       1994
     Raw material                          $19,326    $14,534
     Finished goods and work in process     22,201     17,574
     Supplies                                8,789      8,759
          Subtotal                          50,316     40,867
     Less:  LIFO reserve                    13,075     10,267
     Net inventories                       $37,241    $30,600

 3. Earnings per share of common stock is based on the weighted average number of common shares outstanding and gives effect to applicable preferred stock dividend requirements. Sorg Paper Company preferred stock dividends in arrears for the nine months ended September 30, 1995 and 1994 were $51,840.

 4. Net income includes expenses, or credits, for incentive compensation plans based upon the company's stock price. The company calculates this liability using the average price of Mosinee Paper's stock at the close of each fiscal quarter as if all incentive compensation plans had been exercised on that day. For the nine months ended
     September 30, 1995, these plans resulted in after tax expense of $380,000, or $0.05 per share, compared to an after tax expense last year of $332,000, or $0.04 per share. For the third quarter, the effect this year is an after tax expense of $583,000 or $0.07 per share, compared to third quarter last year which produced an after tax income of $77,000 or $0.01 per share.

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

 RESULTS OF OPERATIONS

 Third quarter sales of $79,423 were 16% higher than the $67,811 reported last year, establishing a new record for any quarter. It also marks the sixth consecutive quarter for increased sales. Higher selling prices, resulting from the continued escalation of raw material costs during the quarter, accounted for the improvement over the prior year. The volume for specialty papers was off approximately 5% while converting operations' volume remained relatively level during the quarter. Mix improvement at the specialty paper operations partially offset the volume reduction. Price increases have been announced and realized for certain purchased grades of pulp in October. Strong efforts to increase selling prices to offset further cost increases will continue to be made. Purchased waste paper prices have continued to fall while selling prices have remained relatively constant.

 The year-to-date sales for 1995 of $226,672, also a new record, increased 16% over the $194,590 reported for the same period last year. This improvement was also primarily due to higher selling prices. Volume increases in specialty paper operations have been principally offset by reductions at the converting operations and mix changes.

 Cost of sales for the third quarter of $64,644 increased 15% over the $56,207 reported at the same time last year. As a percent of net sales, cost of sales decreased to 81% from the year earlier level of 83% reflecting the declining cost of wastepaper and improved selling prices. Continued emphasis on cost reduction and improved operating efficiency has also helped to reduce the cost of sales.

 Cost of sales for the year-to-date of $187,061 increased 17% from the year earlier period of $159,385. As a percent of net sales, cost of sales increased to 83% from the year earlier level of 82% primarily due to raw material cost increases during the year. A weakening of wastepaper costs in the third quarter has helped to stabilize the year-to-date raw material costs. Continued reductions or leveling off of certain raw material costs in the fourth quarter is expected and should help to reduce cost of sales and improve gross profit margins.

 Gross profit for the third quarter, reflecting the above, increased 27% to $14,779 from the year earlier level of $11,604. For the quarter, this amounted to a 19% gross profit margin compared to the 17% achieved last year during the same period. On a year-to-date basis, gross profit reached $39,611, 13% ahead of last year's level of $35,205. Gross profit margin, so far in 1995, is 17% compared to last year's level of 18%.

 Operating expenses of $7,232 for the third quarter and $19,400 for year-to-date 1995 increased 33% and 8%, respectively, from the same periods last year. Selling expenses remained comparable to last year for the same period. General and administrative expenses for the third quarter of $4,743 increased 58% from the $3,006 reported for the same period last year. General and administrative expenses increased $637 over the previous year after adjusting for the impact of stock incentive (SAR) plan expenses.

 Similarly, on a year-to-date basis general and administrative expenses of $11,923 increased 11% over the prior year level of $10,777. After adjusting for SAR related effects of expense of $633 for the current year and an expense of $553 for the prior year, general and administrative expenses increased $1,066 or 10% over the prior year level. For both the quarter and nine month period, this increase has been caused by increases in employee incentive compensation programs, employee training and general inflationary increases.

 Reflecting the above, income from operations for the third quarter $7,547 increased 22% over the $6,177 recorded during last year's third quarter. Year-to-date income from operations of $20,211 increased 17% over the $17,289 reported for the same period last year. After adjusting for SAR related effects, adding back the SAR expense or deducting the SAR income, income from operations during the third quarter of the year of $8,519 increased 41% over the prior year of $6,049. Year-to-date income from operations, similarly adjusted, of $20,844 increased over last year's level of $17,842.

 Interest expense for the third quarter of $1,556 and $4,660 for the first nine months of this year rose $245 and $1,286, respectively, over the amounts paid for the same period last year. The increase is wholly attributable to higher interest rates in effect during the current year. Lower average debt in 1995 partially offset the effect of higher rates. Other income for the quarter includes gain from the sale of timberlands incompatible with the company's fiber needs of $146, or $0.01 per share, and for nine months this year of $1,166, or $0.09 per share.

 Accordingly, income before the cumulative effect of a change in accounting principle and income taxes of $6,329 for the third quarter was 23% ahead of the $5,146 reported for the same period last year. For the nine months, income before the cumulative effect of a change in accounting principle and income taxes of $16,834 improved 18% over the prior year level of $14,215.

 The provision for income taxes of $2,537 for the quarter and $6,750 for the year-to-date are based on an effective tax rate of 40.1% for both periods. During the prior year an effective tax rate of 40.6% for the third quarter and 40.5% for the year-to-date resulted in income tax provisions of $2,087 and $5,757 for the respective periods.

 Income before the cumulative effect of a change in an accounting principle of $3,792, or $0.48 per share, for the third quarter was 24% over the $3,059, or $0.39 per share, reported for the same period last year. For the nine months, income before the cumulative effect of a change in an accounting principle of $10,084, or $1.28 per share, rose over the prior year level of $8,458, or $1.08 per share.

 The company adopted Statement of Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits" effective January 1, 1994. The accumulated liability as of December 31, 1993 for these benefits required an after-tax expense of $750, or $0.10 per share.

 Reflecting the above, net income for the third quarter of $3,792, or $0.48 per share, increased over the $3,059, or $0.39 per share reported last year at the same time. For the year-to-date, net income $10,084, or $1.28 per share, improved over the $7,708, or $0.98 per share reported for the same time period last year.


 LIQUIDITY AND CAPITAL RESOURCES

 Cash provided from operations for the first nine months of the year of $14,822 increased slightly from the $14,349 reported for the same period last year. Increased sales levels accounted for the higher accounts receivable level and represented a $3,153 use of cash. Inventories at several locations continue to reflect higher levels established in the first half of the year in anticipation of price increases for raw materials resulting in a $6,641 use of cash. Partially offsetting these uses of cash was an increase in accounts payable and other liabilities of $3,420.

 Cash used in investing activities represented $13,518 of capital expenditures partially offset by $1,371 of proceeds from timberland and equipment disposals. The primary capital expenditures include an automated roll wrap system at Pulp and Paper and improvement of wax blending equipment and a new winder at Converted Products. Cash used in financing activities resulted from debt repayment of $1,365 and payment of dividends to shareholders of $2,059.

 As a result of operating, investing and financing activities for the first nine months of the year cash decreased by $763 to $792 at September 30, 1995 from the $1,555 balance at the end of 1994.

 The company maintains a credit agreement with one bank acting as agent and certain financial institutions as lenders to issue up to $90,000 of unsecured borrowing less the amount of commercial paper outstanding and also maintains a loan agreement with another bank for $20,000, making the total amount available for borrowing of $110,000. As of September 30, 1995 the company had issued and outstanding $45,018 of commercial paper and had other borrowing under these agreements of $45,000 for a total debt of $90,018. This leaves approximately $20,000 available to supplement cash provided from operations for uses in the business which, at the present time the company believes to be adequate for the operation of the business and currently anticipated capital expenditures.

 Long-term debt of $90,018 declined $1,365 from the prior year end level of $91,383 reflecting the utilization and generation of cash described above. As a percent of total capitalization, long-term debt declined to 48% from the year-end level of 51%. Working capital, reflecting the increase in inventories and accounts receivable, and accompanied by a an increase in current liabilities, increased to $33,520 from the year-end level of $26,312. The current ratio, reflecting this improvement, increased to 1.9:1 from the year-end mark of 1.7:1.

                    PART II   OTHER INFORMATION


 ITEM 1.  LEGAL PROCEEDINGS

 The Company has been named as a defendant in an action brought on behalf of the Wisconsin Department of Natural Resources (DNR) in which the DNR seeks unspecified forfeitures. The DNR alleges that, beginning in August, 1994, the Company exceeded certain permitted air emissions and that the modification of the Pulp and Paper Division's recovery boiler and smelt tank increased the amount of emissions of certain pollutants in violation of the Company's emission permit. The Company has denied liability for such claims and intends to vigorously defend this action. Under the terms of a new proposed draft permit issued by the DNR on July 21, 1995, the operation of the Division's recovery boiler and smelt tank are in compliance with DNR requirements. Based on the information now available to the Company with respect to these claims, the Company is of the opinion that any liability incurred by the Company in connection with this litigation will not have a material adverse effect on the Company's operations, liquidity or consolidated financial position.



 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


     (a)  Exhibits required by Item 601 of Regulation S-K

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K:

          None

                            SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              MOSINEE PAPER CORPORATION



 November 9, 1995             GARY P. PETERSON
                              Gary P. Peterson
                              Senior Vice President-Finance,
                                Secretary and Treasurer

                              (On behalf of the Registrant and as
                              Principal Financial Officer)