Form 10-K
period 1995-12-31
MOSINEE PAPER CORP
filed 1996-03-28
CIK 68412

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

                                      OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from __________ to __________

                       Commission file number:  0-1732

                           MOSINEE PAPER CORPORATION
              (Exact name of registrant as specified in charter)

                                                  WISCONSIN
       1244 KRONENWETTER DRIVE             (State of incorporation)
       MOSINEE, WISCONSIN 54455-9099              39-0486870
  (Address of principal executive office)      (I.R.S. Employer
                                            Identification Number)

       Registrant's telephone number, including area code: 715-693-4470

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                             (Title of each class)

 Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   X      No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 As of March 20, 1996, the aggregate market value of the common stock shares held by non-affiliates was approximately $244,273,872.

 The number of common shares outstanding at March 1, 1996 was 7,862,740.

                      DOCUMENTS INCORPORATED BY REFERENCE
   Proxy statement dated March 19, 1996; Pages 3 to 11* and 15*  (Part III)
                          *To the extent noted herein

                         TABLE OF CONTENTS
                                                             PAGE

 PART I ......................................................  1

 Item 1. BUSINESS ............................................  1

 Item 2. PROPERTIES ..........................................  6

 Item 3. LEGAL PROCEEDINGS ...................................  8

 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .  8

 PART II .....................................................  8

 Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
      STOCKHOLDER MATTERS.....................................  8

 Item 6. SELECTED FINANCIAL DATA ............................. 10

 Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATION...................... 11

 Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......... 17

 Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE..................... 38

 PART III .................................................... 38

 Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . 38

 Item 11. EXECUTIVE COMPENSATION ............................. 38

 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT............................................... 39

 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..... 39

 PART IV ..................................................... 40

 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
      REPORTS ON FORM 8-K..................................... 40

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

 EXPORT SALES

 Mosinee Paper International, Inc. acts as a commissioned sales agent for the export sales of the company and has elected to be treated as a foreign sales corporation, or FSC, for federal income tax purposes. During 1995, export sales of the company's products amounted to nearly $28 million.

 RAW MATERIALS

 For paper making operations, fiber represents approximately half of the cost of paper. The company satisfies its fiber requirements using virgin fiber from pulpwood and chips, purchased bleached pulp and both pre- and post-consumer waste or recyclable papers. The types of paper being made and their intended uses determine the type or quality of the fiber used. During 1995, Pulp and Paper required 32,000 tons, or 26% of total fiber requirements, of bleached pulp which it purchased on the open market. The average cost of this bleached pulp began the year at $630 per ton and increased steadily to the year-end average cost of $870 per ton. The balance, representing unbleached pulp, was produced at its kraft pulp mill. Sorg Paper is a non-integrated paper manufacturer and must purchase all required fiber on the open market. During the year Sorg used 27,000 tons of bleached pulp, or 74% of its fiber requirements at average cost per ton ranging from $540 at the start of the year to $775 per ton by year-end. The balance of purchased fiber represented waste papers, generally pre-consumer, available from printers and other paper converters. Pulp remains readily available with price being subject to market demand.

 Bay West produces all its fiber requirements from its deink and direct entry systems. The fiber source for these systems is low grade recyclable waste papers. During the year the cost per ton of waste fiber increased dramatically in response to the increased demand by deink facilities here and overseas. Costs per ton of file stock waste paper ranged from $240 at the start of the year, peaked at $280 in May and finished the year at $105 due to the market glut of wastepaper. Bay West consumed over 125,000 tons of pre- and post-consumer waste papers during the year.

 Wood for Pulp and Paper's pulp mill is produced at its Mosinee Industrial Forest in northwestern Wisconsin and purchased from private landowners, public forests, and from other forest product manufacturers. During 1995, Pulp and Paper consumed 33,000 cords of pulpwood, or 16% of its total wood requirements, from its own forests. The balance was available on the open market. The average price for market pulpwood remained virtually the same throughout the year. The availability of adequate pulpwood and chips is satisfactory with prices expected to rise slightly during 1996.

 Converted Products utilizes linerboard and various waxes to produce its laminated papers. Linerboard, purchased from large paper mills in the United States, was subject to high demand for the first half of 1995. As a result, linerboard producers raised prices significantly during that time period. Demand began softening during the last part of the year with price relief being experienced very late in the year. While linerboard became difficult to get through the first three quarters, Converted Products was able to procure adequate supplies due to long-term relationships with major suppliers. By year-end 1995, linerboard was in ample supply.

 All other chemicals, dyes and sundry raw materials have remained readily available with no anticipated shortages seen during 1996.
 The company has recovered a portion of raw material cost increases through higher selling prices for its own products. See "Competitive Conditions".

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

 MAJOR CUSTOMERS

 No single customer accounted for 10% or more of consolidated net sales during 1995.

 BACKLOG

 The sales backlog at year-end was almost $14 million, down $7 million from the record prior year-end, but it is at a more manageable level. The backlog was nearly $11 million at specialty paper operations, and amounted to approximately twenty-eight days. Backlogs at converting facilities, where customer orders are serviced from inventories, generally represent orders being prepared for shipment. Backlogs at all operations existing at year-end are expected to be shipped during 1996.

 COMPETITIVE CONDITIONS

 Competition in the paper industry in general has been strong as capacity in excess of demand for many grades of paper has heightened pricing pressure. The tissue portion of the industry saw previous year over capacity amounts being absorbed by higher demand resulting from a strong economy throughout the year.

 Specialty paper operations at Sorg Paper and Pulp and Paper compete in many different niche markets. The highly technical nature of specialty paper limits competition since not all paper mills can produce the required papers. The competition is generally based more upon quality and service to the customer than price. However, as quality and service are improving at most paper manufacturers and becoming expected attributes of the product, price competition has begun to intensify among competitors in specialty grades. The less technical specialty grades of paper encounter more price competition since more paper mills have the capability to produce them. Additionally, if demand for commodity grade papers declines, producers of these commodity grades temporarily may venture into the less technical specialty grades to maintain production volumes, thereby increasing price competition. Mosinee's specialty paper operations were successful in raising selling prices to recover a significant portion of the rise in purchased pulp costs. A stabilization of these pulp costs into 1996 will enable the company to regulate selling prices based on the competition and not on the rapid increases in raw material costs.

 Competition in the commercial and institutional tissue markets, which includes toweling, is among several large paper companies. Bay West, although growing, is one of the smaller competitors in this market. The improving economy and a reduction in market capacity increases has enabled Bay West to increase prices to keep up with purchased waste paper cost increases which showed signs of stabilizing and even declining by year-end.

 Wax-laminated and converted products compete with several similar sized producers. Competition is primarily focused on price. Additionally, wax-laminated roll wrap, for paper products sold in roll form by paper mills, competes with polywrap as an alternative roll wrap material.

 RESEARCH AND DEVELOPMENT

 The company is involved in research and development activities at all locations. Generally, research at specialty paper operations occurs in both the laboratory on the actual paper machines in the form of trial runs. Research at converting facilities is limited to development, often in conjunction with suppliers, on new laminating compounds. Tissue operations perform trial run research in both deinking and paper production to improve product capability and quality. Additionally, research is conducted to improve existing, and develop the next generation, of product dispensers. The amounts spent on research activities are not material in relation to total operating expenses.

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

 Additional information concerning the company's status as a potentially responsible party ("PRP") and other environmental matters can be found in
 Item 3, Legal Proceedings, and in Note 13 of the Notes to Consolidated Financial Statements, page 36. As noted therein, the company is of the opinion that any costs associated with environmental claims will not have a material adverse effect on the company's operations, liquidity or consolidated financial condition.

 EMPLOYEES

 The company had 1,284 employees at the end of 1995. Hourly employees at the company's paper making operations are covered under collective bargaining agreements. During 1993 negotiations were conducted which led to four year agreement at Sorg Paper. During 1994 the company negotiated and signed a five-year labor agreement at Bay West's Middletown, Ohio mill. During 1995, the company agreed to a five-year labor contract at Mosinee's Pulp and Paper Division. The company considers its relationship with its employees to be excellent. Eligible employees participate in retirement plans and group life, disability and medical insurance programs.

 EXECUTIVE OFFICERS OF THE COMPANY

 The following information relates to executive officers of the Company as of March 19, 1996:

     SAN W. ORR, JR., 54
     Chairman of the Board since 1987
     Director since 1972
     Also Attorney, Estates of A.P. Woodson & Family and
     Chairman of the Board of Wausau Paper Mills Company
     Previously, Vice Chairman of the Board (1978-1987);

     RICHARD L. RADT, 64
     Vice Chairman of the Board since August, 1993
     Director since 1988
     Previously, President and Chief Executive Officer (1987-1993) and President and Chief Executive Officer of Wausau Paper Mills Company (1977-1987)

     DANIEL R. OLVEY, 47
     President and Chief Executive Officer since August, 1993,
     Director since August, 1993
     Previously, Executive Vice President and Chief Operating Officer (1992-1993), Group Vice President-Specialty Paper (1991-1992), Vice President-Finance; Secretary and Treasurer (1989-1991); Vice President Finance, Secretary and Treasurer, Wausau Paper Mills Company (1985-
     1989)

     GARY P. PETERSON, 47
     Sr. Vice President-Finance, Secretary and Treasurer since August, 1993 Previously, Vice President-Finance (1991-1993); partner, Wipfli Ullrich Bertelson CPAs (1981-1991).

     STUART R. CARLSON, 49
     Sr. Vice President-Administration since August, 1993
     Previously, Vice President-Human Resources (1991-1993); Director of Human Resources, Georgia Pacific, Inc. (1990-1991) and Corporate Director of Industrial Relations, Great Northern Nekoosa Corporation (1989-1990)


 ITEM 2. PROPERTIES.

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

 PULP AND PAPER

     LOCATION AND CAPACITY

     Mosinee, WI
     Number of employees: 512

                        Practical           1995        Operating
     PRODUCT        CAPACITY* (TONS)    ACTUAL (TONS)     RATE
     Paper               109,800           109,800        100%
     Pulp                 91,900            91,200         99%

 SORG PAPER

     LOCATION AND CAPACITY

     Middletown, OH
     Number of employees: 210

                        Practical            1995      Operating
     PRODUCT        CAPACITY* (TONS)    ACTUAL (TONS)     RATE
     Paper               32,200             31,300         97%

 BAY WEST

     LOCATION AND CAPACITY

     Towel and Tissue Paper Mill
     Middletown, OH
     Number of employees: 165

                       Practical             1995       Operating
     PRODUCT        CAPACITY* (TONS)    ACTUAL (TONS)      RATE
     Towel               63,000             54,000          86%
     Tissue              35,000             30,000          86%
     Deink Pulp         105,000             87,000          83%

     LOCATION AND CAPACITY

     Harrodsburg, KY
     Number of employees: 309

                       Practical             1995      Operating
     PRODUCT        CAPACITY* (TONS)    ACTUAL (TONS)     RATE
     Converted
     Towel & Tissue      129,000            80,000         62%

 CONVERTED PRODUCTS

     LOCATION AND CAPACITY
     Columbus, WI
     Number of employees: 46

     Jackson, MS
     Number of employees: 21

                       Practical             1995      Operating
     PRODUCT        CAPACITY* (TONS)    ACTUAL (TONS)     RATE
     Laminated
     Papers            145,000              41,100         28%

 MOSINEE INDUSTRIAL FOREST

     LOCATION AND CAPACITY

     Solon Springs, WI
     1995 production: 35,000 cords
     1995 acreage: 82,700 acres

          *"Practical capacity" is the amount of product a mill can produce with existing equipment and workforce and usually approximates maximum, or theoretical, capacity. At the company's converting operations it reflects the approximate maximum amount of product that can be made on existing equipment, but would require additional days and/or shifts of operation to achieve.

 ITEM 3. LEGAL PROCEEDINGS.

 The company, along with other paper companies, is part of a civil investigation by the U.S. Department of Justice begun in 1994 to determine whether any violation of U.S. antitrust laws has occurred in the commercial and industrial market for sanitary paper products. The company believes it has not violated any antitrust laws.

 In 1986, the Wisconsin Department of Natural Resources ("DNR") determined that a landfill, for which the company may be a potentially responsible party, was nominated by the DNR for inclusion by the Environmental Protection Agency ("EPA") on the National Priorities List ("NPL"). The EPA has not placed the landfill on the NPL nor has any other action been taken by the DNR or the EPA. The company has contributed its allocated portion of the cost of remediation of a second landfill pursuant to a cost sharing agreement and remediation work at the site is now substantially complete.

 The company has been named as a defendant in an action brought on behalf of the DNR in which the DNR seeks unspecified forfeitures. The DNR alleges that, beginning in August 1994, the company exceeded certain permitted air emissions and that the modification of the Pulp and Paper Division's recovery boiler and smelt tank increased the amount of emissions of certain pollutants in violation of the company's emission permit. The company has denied liability for such claims and intends to vigorously defend this action. Under the terms of the new proposed draft permit issued by the DNR on July 21, 1995, the operation of the Division's recovery boiler and smelt tank are in compliance with DNR requirements.

 Based on information now available to the company, the company believes that any additional costs associated with these landfills or any liability incurred by the company in connection with recovery boiler and smelt tank litigation will not have a material adverse effect on the company's operations, liquidity or consolidated financial condition.

 In the ordinary course of conducting business, the company also becomes involved in other issues, investigations, administrative proceedings and litigation including matters relating to the environment. While any proceeding or litigation has an element of uncertainty, the company believes that the outcome of any pending or threatened claim or lawsuit will not have a material or adverse effect on the operations, liquidity or consolidated financial condition of the company.


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders in the fourth quarter.

                              PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
 MATTERS.

     The company's common stock is traded on The Nasdaq Stock Market under the symbol MOSI. The number of shareholders of record as of February 29, 1996 was 1,760. In addition, the company has received identification of

 2,755 non-objecting beneficial owners who own stock in "street name" or who are institutional owners. The company also believes that it has approximately 631 beneficial owners who either did not reply or who object to being disclosed. The total estimated number of shareholders as of February 29, 1996 is 5,146. Information related to high and low closing prices and dividends is set forth on page 38. A description of certain dividend restrictions under the company's credit agreement is set forth in
 Note 7 of the Notes to Consolidated Financial Statements, page 30.

 ITEM 6. SELECTED FINANCIAL DATA.
 ($ thousands except share data)

                                 1995         1994        1993        1992        1991
 Net Sales                     $305,570     $266,707    $244,821    $225,512    $197,424
 Cost of sales                  249,077      217,502     201,317     195,034     166,312
 Gross profit                    56,493       49,205      43,504      30,478      31,112
 Operating expenses(1)           26,787       23,234      25,147      23,787      26,819
 Income from operations(1)       29,706       25,971      18,357       7,191       4,293
 Interest expense                 6,066        5,010       6,040       7,685       2,215
 Other income (expense)(3)        1,470          580       5,070         553         (59)
 Income before income taxes      25,110       21,541      17,387          59       2,019
 Income taxes                     9,925        8,500       7,750          22       1,117
 Net income (loss)(2) (4)        15,185       12,291       9,637      (8,500)        902

 Net cash provided by
   operating activities          30,902       25,926      26,936      16,201       9,722
 Working capital                 26,650       26,312      21,295      13,413      15,967
 Capital additions               17,741       20,377      12,663      14,314     113,546

 Depreciation, amortization
   and depletion                 16,633       15,684      15,017      15,839      10,859
 Total assets                   272,945      265,083     252,061     247,702     249,485
 Long-term debt                  79,307       91,383      96,260     100,000     110,085
 Stockholders' equity           101,192       88,851      79,133      72,070      80,942
 Total capitalization           180,499      180,234     175,393     172,070     191,027

 Common stock:
   Net income (loss) per
     share(2) (4) (5)              1.92         1.55        1.22       (1.10)        .11
   Book value per share (5)       12.87        11.30       10.06        9.16       10.41
   Dividends declared
     per share (5)                  .36          .33         .33         .33         .33
   Weighted average shares
     outstanding (5)          7,862,740    7,862,740   7,862,740   7,820,257   7,755,658
   Number of stockholders
     at year-end                  4,521        4,626       4,488       4,804       4,520

 (1)  Includes restructuring and relocation expenses of $1.4 million in 1991.
 (2) 1992 reflects the cumulative effect of a change in accounting principle of $8.5 million expense for the adoption of SFAS No. 106.
 (3) 1993 other income reflects $5.5 million for a patent infringement suit award.
 (4) 1994 reflects the cumulative effect of a change in accounting principle of $750 thousand expense for adoption of SFAS No. 112.
 (5)  Prior year share data restated for the May 18, 1995 10% stock dividend.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATION.
 OPERATIONS REVIEW


     NET SALES

     ($ THOUSANDS)              1995      1994      1993
 Net sales                    $305,570  $266,707  $244,821

 Percent increase                15%        9%        9%

 Sales increased $39 million, or 15%, over the prior year. All business units experienced increased revenue. In aggregate, tons sold were flat in comparison to the tonnage sold in 1994. Foreign sales increased to $28.7 million, or 10% over the prior year and comprise 9% of total sales.

 During the first half of 1995, the strong economy increased demand in most areas of the paper industry. At the same time, raw material costs increased dramatically. Both factors propelled selling prices with little gain in net margins. Selling prices continued to increase at the Bay West facility in the last half of the year while specialty paper prices remained relatively constant. In summary, volume remained relatively consistent while price and product mix accounted for the annual change in sales dollars from 1995 to 1994.

 During 1994, sales increased $22 million, or 9% over the prior year. All business units experienced increased sales revenue and volume of product sold. Tons sold increased 7% over the prior year's level of 238,000 tons, with Bay West accounting for over 80% of the total increase. The strong economy of 1994 aided in not only increasing volumes, but also margins as the mix of product sold improved. Strong volume increases added nearly $20 million and a more optimal product mix added $4 million. These increases were partially offset by unfavorable pricing of over $1.5 million.

 During 1993, sales increased $19 million, or 9% over the prior year. Strong price competition in all areas resulting from reduced demand and capacity additions led to reduced selling prices. Tons shipped increased to 238,000 tons, an improvement of over 10%. Strong volume gains, particularly at Bay West which accounted for 41% of the increased tons shipped, added $33 million in sales. Unfavorable selling prices of over $9 million and less optimal mix of products of $4 million offset some of the benefit of additional volume.

     GROSS PROFIT ON SALES
        ($ thousands)            1995      1994       1993
 Gross profit on sales         $56,493   $49,205     $43,504
 Percent increase                15%       13%         43%
 Gross profit margin             18%       18%         18%

 Gross profit of $56 million increased 15% over the $49 million reported in 1994. Gross profit margins remained relatively constant from year to year, but increased dramatically in the last quarter of 1995 to 21% because of improved selling prices and lower raw material costs at the Bay West facility. Bay West's selling prices continued to increase throughout the year, while raw material costs increased during the first half of 1995 and then rapidly decreased in the second half of the year resulting in a significant change in gross margin. Specialty paper margins remained constant at the Pulp and Paper facility, while Sorg's margins were negatively impacted because of selling prices not keeping pace with pulp cost increases.

 Fiber represents approximately half the cost of paper. The company satisfies its fiber requirements using virgin fiber from pulpwood and chips, purchased bleached pulp and both pre and post-consumer waste or recyclable papers. The Bay West facility obtains 100% of its fiber needs from the wastepaper market. Wastepaper prices rose during the first half of 1995 and then fell 63% during the last half of 1995 from its peak price. Prices of pulp and linerboard used by specialty papers and the Converted Products Division, respectively, rose steadily through the fall of 1995 and then began to decrease in the fourth quarter. Both Pulp and Paper and Converted Products selling prices generally kept pace with these raw material costs. The Sorg operations were unable to pass along all raw material cost increases and saw gross profit decrease during the year.

 In 1994, gross profit rose to $49 million, an increase of 13% over the $44 million reported the prior year. Gross profit margins remained at 18%. Increased productivity at the Bay West facilities, along with higher volumes and an improved mix of product sold at all other units, contributed to the increase in gross profit. Aggressive cost reduction programs at all operations offset lower selling prices and aided in the improvement of gross profit.

 During 1993 gross profit of nearly $44 million rose 43% over the $30 million reported in the prior year and gross profit margin improved to 18%. The improvement in gross profit primarily resulted from productivity improvements at the Bay West towel and tissue mill during the year. Gross profit also increased at all other operating units during the year. Strong volume increases combined with aggressive cost reduction programs offset lower selling prices at all units. Raw material prices remained stable until near the end of the year when price increases were announced.

     OPERATING EXPENSES
        ($ THOUSANDS)                  1995               1994                1993
 Selling                              $10,383             $9,857             $9,221
 Percent increase/(decrease)             5%                 7%                (8%)
 Administrative                       16,404              13,377             15,926
 Percent increase/(decrease)            23%               (16%)                20%
 Total operating expenses             26,787              23,234             25,147
 Percent increase/(decrease)            15%               (8%)                 8%
 As a percent of net sales               9%                9%                  10%

 Selling expenses increased $0.5 million in 1995 over 1994. Increased employee relocation costs, promotional expenses and general inflation account for the majority of the increase. Administrative expenses increased $3 million in comparison to prior year levels. Included in administrative expenses are charges or credits for the company's Stock Appreciation Rights Plans (SAR) further described in Note 11 to the financial statements. During 1995, the market price for the company's stock increased, resulting in a charge of $0.9 million compared to a credit of $1 million in 1994. The balance of the difference of $1.1 million is comprised principally of increased incentive compensation expense, retirement plan expenses and legal expenses along with general inflationary increases.

 Selling expenses increased $0.6 million in 1994 over that of 1993.
 General inflationary increases for salaries and wages along with increased selling incentive compensation and higher promotional expenses, primarily at Bay West, offset reductions in other costs and accounted for the overall increase.

 The $2.5 million decline in administrative expenses in 1994 from the prior year level was caused principally by the SAR plans. During 1994, the market price for the company's stock declined, resulting in a credit of $1 million compared to a charge of $1.7 million in 1993, due to an increase in the market price. Salaried employment reductions and cost reduction program efforts offset general inflationary increases and increased costs to the company's 401-k plans due to increased company earnings.
 During 1993, the costs associated with some promotion programs were classified as reduction of selling prices and accounted for the majority of the change in selling expenses in comparison to 1992. This reduction was partially offset by nominal inflation cost increases, primarily in salaries and related benefits at all operating units.

 The nearly $3 million increase in 1993 for administrative expenses was generally attributable to the SAR plan. The SAR programs resulted in a charge of $1.7 million due to a 22% increase in the stock price in 1993 compared to a $1 million credit to expense in 1992 when the company's stock price had fallen at year end. Cost reduction programs helped to offset modest inflationary increases in salary and benefit expenses incurred at all operating units.

     INCOME FROM OPERATIONS
          ($ THOUSANDS)            1995          1994        1993
 Income from operations
                                  $29,706       $25,971     $18,357
 Percent increase                   14%           41%         155%

 Record income from operations rose to $30 million, 14% over the prior year. Increased selling prices and improved Bay West profit margins, combined with aggressive cost reduction programs in all operating units led to the record level.

 In 1994, income from operations increased to $26 million, $8 million ahead of 1993's level of $18 million. Strong sales volumes and some needed relief in pricing along with cost reduction efforts principally accounted for the improvement.

 During 1993, selling prices for paper, particularly in the tissue market, remained below the prior year which had also been adversely affected by depressed prices. Lower operating costs and higher sales volumes at all facilities, especially the Bay West towel and tissue mill during the year, more than offset the lower selling prices and resulted in the strong improvement.

     OTHER INCOME AND EXPENSES
 ($ THOUSANDS)                          1995         1994       1993
 Patent infringement award                 -            -      $5,529
 Interest expense                      $6,066       $5,010      6,040
 Percent increase/(decrease)             21%         (17%)      (21%)
 Other income/(expense)                 1,470          580      (459)

 Interest expense on commercial paper and other long-term debt totalled $6.1 million in 1995 compared to $5 million in 1994. Higher interest rates offset lower borrowings resulting in the $1.1 million increase. The average debt level for 1994 was also reduced from the prior year. This, along with expiration of the interest rate protection agreement, accounted for the decrease in interest expense. In 1993, interest expense was $6 million and was impacted by higher borrowings and the cost of an interest rate protection agreement. Immaterial amounts of interest were capitalized in all years.

 Other income of $1.5 million in 1995 and $0.6 million in 1994 resulted principally from the sale of timberlands incompatible with the company's fiber needs. Other expense in 1993 of $0.5 million was comprised of a number of immaterial items, the largest of which was a legal settlement with the Institute of Paper Chemistry for past dues of $0.1 million.

 In early 1993, the U.S. Court of Appeals for the Federal Circuit upheld the District Court judgement awarded the company. The District Court found that James River Corporation had infringed upon certain washroom towel cabinet roll transfer mechanisms patented by Bay West Paper Corporation, a subsidiary of the company. The company received $5.5 million, including interest.

     INCOME TAXES
            ($ THOUSANDS)           1995         1994        1993
 Income tax provision              $9,925       $8,500      $7,750
 Percent increase                    17%          10%         N/A
 Effective tax rate                 39.5%        39.5%       44.6%

 The income tax provision varies with reported income, and federal, state and local tax rates. The 1995 and 1994 provisions increased due to continued improvement in earnings. The effective tax rates were 39.5% for 1995 and 1994.

 The 1993 provision for income taxes reflected an increase in earnings and increased federal tax rates. The tax provision of nearly $8 million in 1993 resulted in an effective tax rate of 44.6%. This rate reflects the enactment of Revenue Reconciliation Act of 1993, which increased the marginal corporate tax rate, requiring a charge to earning of nearly $1 million to recognize the adjustment of current and deferred taxes.

     NET INCOME
        ($ THOUSANDS)            1995            1994           1993
 Net income                     $15,185         $12,291        $9,637
 Percent increase                   24%             28%           N/A
 Net income per share*             1.92            1.55          1.22
 Percent increase                   24%             27%           N/A

 * All applicable information has been restated for the May 18, 1995 10% stock dividend.

 Reflecting the above, record net income of $15.2 million, or $1.92 per share, rose $2.9 million over the prior year level of $12.3 million, or $1.55 per share.

 Net income in 1994 of $12.3 million was impacted by Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for
 Postemployment Benefits. SFAS NO.112 was adopted as of January 1, 1994, the required adoption date, by recognizing a cumulative effect expense of $750,000, net of income taxes of $400,000.

 Net income for 1993 of $9.6 million, or $1.22 per share, increased over the prior year's loss of $8.5 million, or $1.10 loss per share. Strong sales volumes and lowered operating costs at all operations produced the stronger earnings.

 LIQUIDITY AND CAPITAL RESOURCES
 CASH FLOW & AND WORKING CAPITAL

          ($ THOUSANDS)              1995          1994          1993
 Cash provided by operating
   activities                       $30,902       $25,926       $26,936
 Percent increase/(decrease)           19%          (4%)           66%
 Working capital                     26,650        26,312        21,295
 Percent increase                       1%          24%            59%
 Current ratio                       1.6:1          1.7:1        1.6:1

 Cash provided by operating activities increased 19% over 1994 and rose to $30.9 million, an all-time record level. The increase in net income of $2.9 million along with the change in working capital needs of $3.3 million offset by other non-cash and non-operating activities account for the change. The investment in inventory increased $3.0 million. Receivables increased $0.8 million over 1994, however declined as a percentage of sales due to improved cash collection efforts. Due principally to increased earnings, income taxes paid increased by $1.9 million.

 Capital expenditures were $16.7 million compared to $19.1 million in 1994. Proceeds from capital asset disposals, principally timberland sales, were $1.6 million, an increase of $1 million over 1994. Major capital spending in 1995 was for converting equipment, a roll wrap system and general paper mill improvements and replacements.

 The strong cash flow and control of capital spending allowed for sufficient cash to reduce the outstanding debt by $12.1 million and return $2.8 million in cash dividends to shareholders.

     DEBT AND EQUITY
       ($ THOUSANDS)               1995           1994          1993
 Long-term debt                  $ 79,307       $ 91,383      $ 96,260
 Stockholders' equity             101,192         88,851        79,133
 Total capitalization             180,499        180,234       175,393
 Debt/capitalization ratio          44%             51%           55%

 While the company's financing arrangements do not require scheduled repayments of its long-term debt, the company repaid $12.1 million of long-term debt outstanding during the year. This reduction exceeded the company's goal of $10 million established at the beginning of the year. The ratio of long-term debt to total capitalization of 44% improved from the prior year reflecting an increase in stockholders' equity due to stronger earnings and a lower level of debt.

 In 1994, the company refinanced a portion of its existing debt by entering into a $20 million unsecured five-year loan with a fixed rate of 7.83%. Its unsecured credit facility of $110 million was reduced to $90 million near the end of 1994 and remains at such level currently. The company utilizes $50 million of this credit agreement to support its participation in the commercial paper markets. At year-end, approximately $34 million of commercial paper was outstanding and classified as long-term debt.

 Management believes that with prior years' major expansions running close to designed levels, proper staffing now in place and a continued stable economy, cash flow from operations will adequately allow for partial repayments of existing debt and planned capital expenditures for property and equipment of $20 million next year.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 Management's Responsibility For Financial Reporting ..........20

 Auditor's Report .............................................21

 Consolidated Balance Sheets ..................................22

 Consolidated Statements of Stockholders' Equity ..............23

 Consolidated Statements of Income ............................24

 Consolidated Statements of Cash Flows ........................25

 Notes to Consolidated Financial Statements ...................26

 Schedules ....................................................46

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

 The consolidated financial statements have been audited by the company's independent auditors and their report is presented on the following page. The independent auditors are approved each year at the annual shareholders' meeting based on a recommendation by the Audit Committee and the Board of Directors.

     DANIEL R. OLVEY               GARY P. PETERSON
     President and                 Sr. Vice President - Finance
     Chief Executive Officer       Secretary and Treasurer

 REPORT OF INDEPENDENT ACCOUNTANTS

 To the Shareholders and Board of Directors
 Mosinee Paper Corporation
 Mosinee, Wisconsin

 We have audited the accompanying consolidated balance sheets of MOSINEE PAPER CORPORATION and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of stockholders' equity, income and cash flows for each of the years in the three year period ended December 31, 1995 and the supporting schedule listed in the accompanying index to financial statements. These financial statements and supporting schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and supporting schedule based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and supporting schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and supporting schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOSINEE PAPER CORPORATION and subsidiaries at December 31, 1995 and 1994, and the results of their operations and cash flows for each of the years in the three year period ended December 31, 1995, and the supporting schedule presents fairly the information required to be set forth therein, all in conformity with generally accepted accounting principles.

 As discussed in Note 3 to the consolidated financial statements, the company changed its method of accounting for postemployment benefits in 1994.

 We hereby consent to the incorporation by reference of this report in the Registration Statements on Form S-8 filed with the Securities and Exchange Commission by Mosinee Paper Corporation on October 20, 1995.


                                   WIPFLI ULLRICH BERTELSON
 January 30, 1996                  Wipfli Ullrich Bertelson
 Wausau, Wisconsin                 Certified Public Accountants

            MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
     ($ thousands)                                   As of
                                                 December 31,
                                                 1995      1994
ASSETS
 Current assets:
   Cash and cash equivalents                 $  2,416  $  1,555
   Receivables, net                            26,533    26,207
   Inventories                                 33,641    30,600
   Deferred income taxes                        4,799     3,999
   Other current assets                           364       686
     Total current assets                      67,753    63,047
 Property, plant and equipment, net           196,565   194,021
 Other assets                                   8,627     8,015
 TOTAL ASSETS                                $272,945  $265,083

 LIABILITIES
 Current Liabilities:
   Accounts payable                          $ 20,523  $ 19,523
   Accrued and other liabilities               19,389    16,259
   Accrued income taxes                         1,131       953
     Total current liabilities                 41,103    36,735

 Long-term debt                                79,307    91,383
 Deferred income taxes                         24,646    21,633
 Postretirement benefits                       15,001    14,427
 Other noncurrent liabilities                  10,441    10,799
     Total liabilities                        170,498   174,977
 Commitments and contingencies                  --        --
 Preferred stock of subsidiary                  1,255     1,255

 STOCKHOLDERS' EQUITY
 Preferred stock - $1 par value,
  authorized 1,000,000 shares, none issued
 Common stock - No par value
     - 30,000,000 shares authorized - 1995
     - 15,000,000 shares authorized - 1994     58,678    25,984
 Additional paid-in capital                      --      13,851
 Retained earnings                             60,216    66,704
     Subtotals                                118,894   106,539
 Treasury stock at cost                       (17,702)  (17,688)
     Total stockholders' equity               101,192    88,851

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $272,945  $265,083

 See accompanying notes to consolidated financial statements.

                             MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                Common               Additional                                         Total
 ($ thousands except share   Stock-Shares   Common   Paid-in    Retained      Treasury Stock       Stockholders'
 data)                         ISSUED       STOCK     CAPITAL    EARNINGS    SHARES      AMOUNT        EQUITY
 Balances December 31, 1992   10,393,823   $25,984   $13,851    $49,923   (3,245,380)   ($17,688)     $72,070

   Net income, 1993                                               9,637                                 9,637
   Cash dividends declared on
    Mosinee common stock                                         (2,574)                               (2,574)

 Balances December 31, 1993   10,393,823    25,984    13,851     56,986   (3,245,380)   (17,688)       79,133

   Net income, 1994                                              12,291                                12,291
   Cash dividends declared on
    Mosinee common stock                                         (2,573)                               (2,573)

 Balances December 31, 1994   10,393,823    25,984    13,851     66,704   (3,245,380)   (17,688)       88,851

   Net income, 1995                                              15,185                                15,185
   Cash dividends declared on
    Mosinee common stock                                         (2,830)                                2,830
   Elimination of par value                 13,851   (13,851)
   10% Stock dividend          1,039,382    18,843              (18,843)    (325,085)       (14)          (14)

 Balances December 31, 1995   11,433,205   $58,678    $     0    $60,216  (3,570,465)  ($17,702)     $101,192

 See accompanying notes to consolidated financial statements.

                 MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
 ($ thousands except share                            For the Years
 data)                                              Ended December 31,
                                              1995          1994          1993
 Net sales                                  $305,570      $266,707      $244,821
 Cost of sales                               249,077       217,502       201,317

 Gross profit on sales                        56,493        49,205        43,504

 Operating expenses:
   Selling                                    10,383         9,857         9,221
   Administrative                             16,404        13,377        15,926

            Total operating expenses          26,787        23,234        25,147

 Income from operations                       29,706        25,971        18,357
 Other income (expense):
   Patent infringement award                    --            --           5,529
   Interest expense                           (6,066)       (5,010)       (6,040)
   Other                                       1,470           580          (459)
 Income before income taxes and
   cumulative effect adjustment               25,110        21,541         17,387
 Provision for income taxes                    9,925         8,500          7,750
 Income before cumulative effect
   of a change in accounting
   principle                                  15,185        13,041          9,637
 Cumulative effect of a change in
   accounting principle (net of
   income taxes)                                 --           (750)           --

 Net income                                 $ 15,185       $12,291        $ 9,637

 Income per share before cumulative
   effect of a change in accounting
   principle                                $   1.92       $  1.65        $  1.22
 Cumulative effect of a change in
   accounting principle
   (net of income taxes)                         --          (0.10)           --

 Net income per share                       $   1.92       $  1.55        $  1.22

 Weighted average common
   shares outstanding                      7,862,740     7,862,740      7,862,740

 All per share data has been restated for the May 18, 1995 10% stock dividend.

 See accompanying notes to consolidated financial statements.

                 MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the Years
                                                          Ended December 31,
      ($ thousands)                                 1995          1994         1993
 Cash flows from operating activities:
   Net income                                     $15,185       $12,291      $ 9,637
   Provision for depreciation, depletion
     and amortization                              16,633        15,684       15,017
   Provision for postretirement benefits
     other than pensions                            1,674         1,585        1,550
  Recognition of deferred revenue                     (40)          (40)         (40)
   Provision for losses on accounts receivable        443           901          440
   Gain on property, plant and equipment
     disposals                                     (1,417)         (462)         (28)
  Deferred income taxes                             2,213         3,094        3,198
  Changes in operating assets and liabilities:
     Accounts receivable                             (769)       (5,647)      (2,058)
     Refundable income taxes                          --            --         2,005
     Inventories                                   (3,041)         (144)      (1,828)
     Other assets                                  (1,907)       (3,339)      (2,977)
     Accounts payable and other liabilities         1,750         1,475        1,712
     Accrued income taxes                             178           528          308
 Net cash provided by operating activities         30,902        25,926       26,936

 Cash flows from investing activities:
   Capital expenditures                           (16,741)      (19,088)     (11,963)
   Proceeds from property, plant and
     equipment disposals                            1,556           647          190
 Net cash used in investing activities            (15,185)      (18,441)    ( 11,773)

 Cash flows from financing activities:
   Net payments under credit agreements           (12,076)       (4,878)     (11,804)
   Payment of long-term debt                          --            --          (105)
   Dividends paid                                  (2,766)       (2,573)      (2,574)
   Payments for purchase of treasury stock            (14)          --           --
 Net cash used in financing activities            (14,856)       (7,451)     (14,483)

 Net increase in cash and cash equivalents            861            34          680
 Cash and cash equivalents at beginning of year     1,555         1,521          841
 Cash and cash equivalents at end of year         $ 2,416       $ 1,555      $ 1,521

 Supplemental Cash Flow Information:
   Interest paid - net of amount capitalized      $ 6,034       $ 4,575      $ 5,806
   Income taxes paid                                6,734         4,877        2,239

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

 USE OF ESTIMATES IN PREPARATION OF CONSOLIDATED STATEMENTS - The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires the use of certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue and expenses. Actual results may differ from these estimates.

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

 3 - CHANGES IN ACCOUNTING POLICIES

 On January 1, 1994, the company adopted Statement of Financial Accounting Standards (SFAS) No. 112 "Employers' Accounting for Postemployment Benefits" which requires the company to accrue for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. Previously, the cost of these benefits were expensed as they were incurred. The cumulative effect of $750,000 is shown net of income taxes of $400,000 and represents the entire liability for such benefits earned through 1993. The impact of this accounting change on 1995 and 1994 operating results was not material.

 4 - SUPPLEMENTAL BALANCE SHEET INFORMATION
 Supplemental information on certain balance sheet items consist of the following:

 ($ thousands)
                                               December 31,
                                             1995        1994
     Receivables
       Trade                               $28,498      $27,886
       Other                                   848          474
                                            29,346       28,360
       Less: allowances                     (2,813)      (2,153)
                                           $26,533      $26,207
     Inventories
       Raw materials                       $15,827      $14,534
       Finished goods and work in
         process                            20,693       17,574
       Supplies                              8,896        8,759
                                            45,416       40,867
       Less: LIFO Reserve                  (11,775)     (10,267)
                                           $33,641      $30,600
     Property, plant and equipment
       Buildings                          $ 35,984     $ 35,314
       Machinery and equipment             308,944      292,956
       Totals                              344,928      328,270
       Less:  accumulated depreciation    (157,555)    (143,780)
     Net depreciated value                 187,373      184,490
       Land                                  2,162        2,055
       Timber and timberlands, net of
         depletion                           3,184        3,000
       Water power rights                      129          129
       Construction in progress              3,717        4,347
                                          $196,565     $194,021
     Accrued and other liabilities
       Payrolls                            $ 3,336      $ 2,116
       Vacation Pay                          4,442        4,024
       Taxes, other than income              2,324        1,941
       Employee retirement plans             1,350        1,123
       Cash dividends declared                 708          643
       Insurance                             1,067        1,062
       Stock appreciation plans              3,833        3,118
       Interest                                643          702
       Other                                 1,686        1,530
                                           $19,389      $16,259

 5 - LEASES

 The company has no significant capital lease liabilities. The company has various operating leases for machinery and equipment, automobiles, office equipment and warehouse space.

 Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1995:

          ($ thousands)                  Operating Leases
          1996                                $  960
          1997                                   811
          1998                                   629
          1999                                   579
          2000                                   572
          Thereafter                             334
          Total minimum lease payments        $3,885

 Rent expense for all operating leases of plant and equipment was $2,563,000 in 1995, $2,834,000 in 1994 and $3,081,000 in 1993.


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

 The net pension costs for all defined benefit pension plans consist of the following components:

          ($ thousands)              1995      1994      1993
          Service cost             $   775   $   801   $   642
          Interest cost              1,985     1,747     1,740
          Actual return on assets   (2,241)     (315)   (2,825)
          Net amortization and
            deferral                  (146)   (1,976)      558
          Net pension cost         $   373   $   257   $   115

 In 1995, various underfunded defined benefit pension plans of the company were merged with an overfunded defined benefit pension plan. The following sets forth the funded status of the company's defined benefit pension plans and the amounts reflected in the accompanying consolidated balance sheets:
                                                                DECEMBER 31,
 ($ thousands)                                       1995                              1994
                                     PLANS WITH ASSETS    PLANS WITH         PLANS WITH       PLANS WITH
                                        EXCEEDING          ASSETS               ASSETS           ASSETS
                                       ACCUMULATED        LESS THAN           EXCEEDING        LESS THAN
                                         BENEFIT          ACCUMULATED        ACCUMULATED      ACCUMULATED
                                       OBLIGATION          BENEFIT              BENEFIT          BENEFIT
                                                           OBLIGATION         OBLIGATION       OBLIGATION
 ACTUARIAL PRESENT VALUE OF BENEFIT
 OBLIGATIONS AT SEPTEMBER 30
 VESTED BENEFIT OBLIGATION               ($20,587)          ($  766)          ($6,881)        ($15,302)
 ACCUMULATED BENEFIT OBLIGATION          ($24,204)          ($1,359)          ($7,443)        ($15,656)
 PROJECTED BENEFIT OBLIGATION            ($27,145)          ($1,686)          ($9,641)        ($16,018)
 FAIR VALUE OF PLAN ASSETS AT
   SEPTEMBER 30                            25,505               --             15,379            9,010
 PROJECTED BENEFIT OBLIGATION (IN
   EXCESS OF) LESS THAN PLAN ASSETS
   AT SEPTEMBER 30                         (1,640)           (1,686)            5,738          ( 7,008)
 UNRECOGNIZED NET LOSS (GAIN)                (436)              273            (1,979)          (    9)
 UNRECOGNIZED PRIOR SERVICE COST              632               514                32            1,231
 UNRECOGNIZED INITIAL NET
   OBLIGATION (ASSET)                      (1,280)              105            ( 1,687)            365
 UNRECOGNIZED ACQUISITION TAX
 BENEFIT                                      641                --                  -             733
 CASH CONTRIBUTIONS TO PLANS
  SUBSEQUENT TO SEPTEMBER 30                    -                12                  -              25
 ADJUSTMENT REQUIRED TO RECOGNIZE
   MINIMUM LIABILITY                            -             ( 577)                 -         ( 1,496)
 CONSOLIDATED BALANCE SHEETS AT
 DECEMBER 31                              $(2,083)          ($1,359)            $2,104         ($6,159)

 The projected benefit obligations at September 30, were determined using an assumed discount rate of 7.5% and 8% for 1995 and 1994, respectively, and assumed compensation increases of 5% in 1995 and 1994. The assumed long-term rate of return on plan assets was 9%. Plan assets consist principally of fixed income and equity securities and includes Mosinee Paper Corporation common stock of $2,253,000 and $2,511,000 in 1995 and 1994, respectively.

 The company's defined contribution pension plans, covering various salaried employees, provide for company contributions based on various formulas. The cost of such plans totaled $2,279,000 in 1995, $2,100,000 in 1994, and $1,823,000 in 1993.

 The company has deferred compensation or supplemental retirement agreements with certain present and past key officers, directors and employees. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. Certain payments, insignificant in amount, are charged to expense when paid. Costs charged to operations under such agreements approximated $155,000, $161,000, and $89,000 for 1995, 1994, and 1993, respectively.

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

 The net postretirement benefit costs consists of the following components:
 ($ thousands)                      1995      1994      1993
 Service cost                      $  474    $  467    $  457
 Interest cost                      1,195     1,046     1,112
 Net amortization and deferral          5        72    (   19)
 Net postretirement benefit cost   $1,674    $1,585    $1,550

 The following table sets forth the accumulated postretirement benefit obligation (APBO) of the plans as reported in the accompanying consolidated balance sheet:
                                               December 31,
          ($ thousands)                   1995           1994
          Retirees and dependents        ($8,985)       ($8,295)
          Fully eligible active
            participants                 ( 1,964)       ( 1,594)
          Other active
            participants                 ( 7,350)       ( 5,587)
          Total APBO                     (18,299)       (15,476)
          Unrecognized net loss            3,298          1,049
          Accrued postretirement
            benefit cost                ($15,001)      ($14,427)

 The 1995 assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10%, declining by 1% annually for five years to an ultimate rate of 5%. The weighted average discount rate used was 7.5%. For 1994, the obligation was calculated using a health care cost trend rate of 11%, declining by 1% annually for six years to an ultimate rate of 5%. The weighted average discount rate was 8%.
 The effect of a 1% increase in the health care cost trend rate would increase the APBO by $2,039,000 or 11.1% and $1,610,000 or 10.4%, at
 December 31, 1995 and 1994, respectively. The effect of this change would increase the aggregate of the service cost and interest cost by $251,000 or 15.0% in 1995, and $262,000 or 16.5% in 1994.

 7 - LONG-TERM DEBT
 Long-term debt consists of the following:

     ($ thousands)                        December 31,
                                      1995            1994
     Commercial paper              $ 34,307         $ 46,383
     Revolving credit agreement      25,000           25,000
     Long-term note                  20,000           20,000
     Total                           79,307           91,383
     Less: current maturities           -                -
     Long-term debt                $ 79,307         $ 91,383

 The company has a commercial paper placement agreement to issue up to $50 million of unsecured debt obligations. The weighted average interest rate on commercial paper outstanding at December 31, 1995 was 6.0% compared to 6.3% at December 31, 1994. The amounts have been classified as long-term as the company intends, and has the ability, to refinance the obligations under the revolving credit agreement.

 A credit agreement with one bank as agent and certain financial institutions as lenders was established April 16, 1993 to issue up to $130 million of unsecured borrowings less the amount of commercial paper outstanding. This agreement was amended December 28, 1994 to reduce the issue amount to $90 million. The term of this agreement is five years requiring no payments until March 31, 1998, at which time, all outstanding amounts become due. The company may, however, reduce the commitment amount prior to that date without penalty. The weighted average interest rate at December 31, 1995 was 6.0% and at December 31, 1994 was 6.3%. The agreement provides for various restrictive covenants, which includes maintaining minimum net worth, interest coverage and debt to equity ratios and limits dividend and other restricted payments to approximately $25 million.

 The credit agreement provides for commitment and facility fees during the revolving loan period. Commitment fees are 0.1875% per annum of the unused portions of the commitment, payable quarterly. Facility fees are 0.125% per annum of the total commitment, payable quarterly.

 The company entered into an unsecured five year fixed rate debt arrangement for $20 million on September 30, 1994 with one financial institution to secure an interest rate of 7.83%. Interest is paid monthly and the principal is not due until September 1999. The arrangement provides for various restrictive covenants, which includes maintaining a minimum net worth, interest coverage and debt to capital ratios.

 The difference between the book value and the fair market value of long-term debt is not material.

 The company maintained an interest rate protection agreement which expired November 6, 1993 for the revolving credit agreement. This agreement provided for interest rate protection on $60 million the first year, $85 million the second year and $50 million in the third year. Under terms of the agreement, the company received compensation when the 90 day LIBOR (London Interbank Offered Rate) exceeds 9.5% in the first year, 10.5% in the second year and 11% in the third year. The company paid compensation when LIBOR was less than 7.5% in the first year, 7% the second year and

 6.5% the third year. Amounts paid or received were recognized as interest rates deviated beyond the stated amounts and are included in interest expense.

 The aggregate annual maturities of long-term debt in future years is shown below:
 ($ THOUSANDS)     1997      1998       1999      THEREAFTER
                     -     $59,307    $20,000         -

 The annual maturities on the revolving credit agreement included in the above schedule are based on the amount outstanding at December 31, 1995. Annual maturities will be affected by future borrowings under the agreement.

 8 - INTEREST EXPENSE AND CAPITALIZED INTEREST
 ($ THOUSANDS)

                          Total                          Net
        Year Ended       Interest       Capitalized    Interest
       DECEMBER 31,      EXPENSE         INTEREST      EXPENSE
          1995           $6,247            $181        $6,066
          1994            5,143             133         5,010
          1993            6,077              37         6,040

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

 10 - INCOME TAXES

     PROVISION FOR INCOME TAXES
 The provision for income taxes is as follows:

          ($ thousands)
                                    1995       1994       1993
          Current tax expense:
               Federal             $6,443     $4,406   $ 3,880
               State                1,269      1,000       672
          Total current             7,712      5,406     4,552
          Deferred tax expense
            (credit):
               Federal              1,820      2,880     3,412
               State                  393        214    (  214)
          Total deferred            2,213      3,094     3,198
          Total provision for
            income taxes           $9,925     $8,500   $ 7,750

     RECONCILIATION FROM FEDERAL STATUTORY TO EFFECTIVE TAX RATE
 ($ thousands)
                           1995                  1994                 1993
                     AMOUNT    PERCENT      AMOUNT    PERCENT    AMOUNT    PERCENT
 Federal statutory
   rate              $8,789      35.0%      $7,539      35.0%    $6,085      35.0%
 State taxes,
   net of
   federal
   benefit            1,080       4.3%         790       3.7%       852       4.9%
 Adjustment to
   deferred taxes
   for enacted
   changes in tax
   rates                  -         -         -         -           800       4.6%
 Other - net             56        .2%         171        .8%        13        .1%
Consolidated
   effective tax     $9,925      39.5%      $8,500      39.5%    $7,750      44.6%

 At the end of 1995, $40,000,000 of unused state operating loss carryovers existed which may be used to offset future state taxable income in various amounts through the year 2010. Because separate state tax returns are filed, the company is not able to offset consolidated income with the subsidiaries' losses. Under the provisions of SFAS No. 109, the benefits of state tax losses are recognized as a deferred tax asset, subject to appropriate valuation allowances. At December 31, 1995, the company has unused alternative minimum tax credit carryforward of approximately $8,838,000 which can be used to offset future regular tax liabilities.

     DEFERRED INCOME TAXES
 The significant components of deferred income tax expense are as follows:

     ($ thousands)                      1995      1994      1993
 Deferred tax expense
       (exclusive of the effect
       of other component
       listed below)                   $2,213    $3,094    $2,398
     Adjustment to deferred
       tax assets and liabilities
       for enacted changes in
       tax laws and rates                 -         -         800
 Total deferred tax expense            $2,213    $3,094    $3,198

 Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities.  The tax effects of major temporary differences that give rise to the deferred tax assets and liabilities at December 31, are as follows:
 ($ thousands)
                                                    1995        1994
 Deferred tax assets:
  Allowances on accounts receivable              $  1,062     $   857
  Accrued compensated absences                      1,478       1,312
  Stock appreciation rights plans                   2,053       1,628
  Pensions                                            857         841
  Postretirement benefits                           5,800       5,586
  Postemployment benefits                             364         483
  Reserves                                            866         958
  State net operating loss carryforward             3,783       3,369
  Alternative minimum tax credit carryforward       8,838       7,853
  Other                                                27         167
  Gross deferred tax assets                        25,128      23,054
   Less: valuation allowance                     (  1,672)    ( 1,146)
  Net deferred tax assets                          23,456      21,908
 Deferred tax liabilities:
  Property, plant and equipment                  ( 41,478)   ( 38,153)
  Deferred expenses                              (  1,825)   (  1,389)
  Total gross deferred tax liabilities           ( 43,303)   ( 39,542)
 Net deferred tax liability                      ($19,847)   ($17,634)

 The total deferred tax liabilities (assets) as presented in the accompanying balance sheets are as follows:
          ($ thousands)                   1995       1994
          Net long-term deferred tax
            liabilities                 $24,646   $ 21,633
          Gross current deferred tax
            assets                      ( 6,471)   ( 5,145)
          Valuation allowance on
            deferred tax assets           1,672      1,146
          Net current deferred tax
            assets                      ( 4,799)  (  3,999)
          Net deferred tax liability    $19,847   $ 17,634

 A valuation allowance has been recognized for a subsidiary's state tax loss carryforward as cumulative losses create uncertainty about the realization of the tax benefits in future years.

 11 - STOCK OPTIONS AND APPRECIATION RIGHTS

 The company has adopted two Executive Stock Option Plans.
 The 1994 plan provides for the granting of either qualified incentive stock options (ISO) or non-qualified options. Under the 1994 plan, options to purchase 110,000 shares of common stock may be issued to key employees of the company. Options must be granted at an option price which is not less than fair market value at the time of the grant. Qualified options can be exercised no sooner than six months or no later than ten years from the date of the grant (twenty years from date of grant for non-qualified options).
 The 1985 plan is a non-qualified stock option plan under which options to purchase 142,200 common shares have been issued to key executive employees of the company or subsidiaries. The plan provides for the granting of options at a price which is not less than market value at the time of the grant. Options can be exercised no sooner than six months or no later than twenty years from the date of the grant. No accounting recognition is given until the stock options are exercised.

 Two stock appreciation rights plans are maintained by the company. The 1988 Stock Appreciation Rights Plan gives certain officers and key employees the right to receive cash equal to the sum of the appreciation in value of the stock and the value of reinvested hypothetical cash dividends which would have been paid on the stock covered by the grant. The 1988 Management Incentive Plan gives certain management employees the right to receive similar cash payments. The stock appreciation rights granted under the plans may be exercised in whole or in installments and will vest at such times as specified in the grant. In all instances, the rights lapse if not exercised within 20 years of the grant date. Compensation expense is recorded with respect to the rights, based upon quoted market value of the shares and the exercise provisions. The provision (credit) for incentive compensation plans based upon the company's stock price, principally stock appreciation rights, was $775,000 in 1995, ($933,000) in 1994, and $1,668,000 in 1993.

 The following table summarizes the activity relating to the company's stock option and stock appreciation plans:
     (IN DOLLARS OR NUMBER OF SHARES)    1995        1994      1993
 Stock options:

     Options outstanding at
       beginning of year                88,000      74,250      -

     Granted                            77,000      13,750    74,250

     Options outstanding at
       end of year                     165,000      88,000    74,250

     Options exercisable at
       end of year                      88,000      74,250      -


     Price of outstanding              $24.50-     $27.27-   $27.27-
       options                          36.36       36.36     36.36

 Stock appreciation rights:

     Rights outstanding at             320,102     329,267   361,717
       beginning of year

     Granted                               -         8,250     6,050

     Exercised                         ( 9,168)    (17,415)  (31,900)

     Terminated                            -           -     ( 6,600)

 Rights outstanding at end
   of year                             310,934     320,102   329,267

 Rights exercisable at end
   of year                             305,800     305,800   305,800

 Price range of outstanding            $10.00-     $10.00-   $10.00-
   stock appreciation rights            27.16       27.16     27.16

 ALL SHARES AND PER SHARE DATA HAVE BEEN ADJUSTED FOR THE 10% STOCK DIVIDEND ON MAY 18, 1995.

 FUTURE ACCOUNTING CHANGE

 Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation" enacted by the Financial Accounting Standards Board in October 1995, will be adopted January 1, 1996. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans using a "fair value based method" of accounting. The company will continue to measure compensation cost for stock option plans using the "intrinsic value based method" of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, the company will make pro forma disclosures of net income and earnings per share, as if the fair value based method had been applied.

 12 - STOCKHOLDERS' EQUITY

 On April 20, 1995, the shareholders of the company approved a resolution which amended the company's Restated Articles of Incorporation to increase the number of authorized shares of common stock from 15,000,000 shares, par value $2.50, to 30,000,000 shares, without par value. The additional paid-in capital account has been combined with common stock as presented in the Consolidated Statements of Stockholders' equity.

 13 - CONTINGENCIES, LITIGATION, & COMMITMENTS

 In 1986, the Wisconsin Department of Natural Resources ("DNR") determined that a landfill, for which the company may be a potentially responsible party, was nominated by the DNR for inclusion by the Environmental Protection Agency ("EPA") on the National Priorities List ("NPL"). The EPA has not placed the landfill on the NPL nor has any other action been taken by the DNR or the EPA. The company has contributed its allocated portion of the cost of remediation of a second landfill pursuant to a cost sharing agreement and remediation work at the site is now substantially complete.

 The company has been named as a defendant in an action brought on behalf of the DNR in which the DNR seeks unspecified forfeitures. The DNR alleges that, beginning in August 1994, the company exceeded certain permitted air emissions and that the modification of the Pulp and Paper Division's recovery boiler and smelt tank increased the amount of emissions of certain pollutants in violation of the company's emission permit. The company has denied liability for such claims and intends to vigorously defend this action. Under the terms of the new proposed draft permit issued by the DNR on July 21, 1995, the operation of the Division's recovery boiler and smelt tank are in compliance with DNR requirements.

 Based on information now available to the company, the company believes that any additional costs associated with these landfills or any liability incurred by the company in connection with recovery boiler and smelt tank litigation will not have a material adverse effect on the company's operations, liquidity or consolidated financial condition.

 The company, along with other paper companies, is part of a civil investigation begun in 1994 by the U. S. Department of Justice to determine whether any violation of U. S. antitrust laws has occurred in the commercial and industrial market for sanitary paper products. The company believes it has not violated any antitrust laws.

 In the ordinary course of conducting business, the company, from time to time, also becomes involved in other issues, investigations, administrative proceedings and litigation including matters relating to the environment. While any proceeding or litigation has an element of uncertainty, the company believes that the outcome of any pending or threatened claim or lawsuit will not have a material adverse effect on the operations, liquidity or consolidated financial condition of the company.

 Through the year 2006, the company is to pay a municipality a minimum annual usage fee of approximately $150,000 paid on a quarterly basis, to discharge industrial waste into the municipality's wastewater treatment facility. The aggregate amount of such required future minimum payments at December 31, 1995 was $1,545,000. In addition, the company is to pay monthly contingent usage fees to the municipality based on the amount of industrial waste discharged. Minimum and contingent usage fees incurred totaled $666,000, $630,000 and $611,000 in 1995, 1994, and 1993, respectively.

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

 QUARTERLY INFORMATION (UNAUDITED)
 (IN THOUSANDS EXCEPT SHARE    First      Second     Third     Fourth
 DATA)     (1)                 QTR.       QTR.       QTR.      QTR.        ANNUAL
 1995
 Net sales                    $72,578    $74,672    $79,423   $78,897    $305,570
 Gross profit                  13,199     11,634     14,779    16,881      56,493
 Net income                     3,405      2,886      3,792     5,102      15,185
 Net income per share             .43        .36        .48       .65        1.92

 1994
 Net sales                    $61,995    $64,784    $67,811   $72,117    $266,707
 Gross profit                  10,989     12,612     11,604    14,000      49,205
 Income before
   cumulative effect of a
   change in accounting
   principle                    2,520      2,879      3,059     4,583      13,041
 Cumulative effect of a
   change in accounting
   principle (net of
   income taxes)               (  750)       -          -         -        (  750)
 Net income                     1,770      2,879      3,059     4,583      12,291
 Income per share:
   Before cumulative effect
     of a change in
     accounting principle         .32        .36        .39       .58        1.65
   Cumulative effect of a
     change in accounting
     principle (net of
     income taxes)              ( .10)       -          -         -         ( .10)
 Net income per share             .22        .36        .39       .58        1.55

 1993
 Net sales (2)                $57,008    $60,334    $65,351   $62,128    $244,821
 Gross profit                   8,977      9,825     11,621    13,081      43,504
 Net income                     4,595      1,354      2,005     1,683       9,637
 Net Income per share             .58        .17        .26       .21        1.22

 (1) ALL APPLICABLE INFORMATION HAS BEEN RESTATED FOR THE MAY 18, 1995 10% STOCK DIVIDEND.
 (2) FIRST QUARTER NET SALES ARE DIFFERENT FROM THE FIRST QUARTER REPORT TO SHAREHOLDERS DUE TO THE ELIMINATION OF INTERCOMPANY SALES.

 MARKET PRICES FOR COMMON SHARES (UNAUDITED)

 The Company's common shares are traded on The Nasdaq Stock Market under the symbol, MOSI.  Price ranges and dividends paid per share were as follows:
 (In dollars)
                 1995                  1994                   1993
           PRICES      DIVI-     PRICES        DIVI-      PRICES       DIVI-
 QTR.   HIGH     LOW   DENDS   HIGH     LOW    DENDS   HIGH    LOW     DENDS
 1st   $26.59  $21.82  $.09   $32.73  $26.59  $.0825  $24.09  $19.55  $.0825
 2nd    26.36   21.25   .09    29.31   25.68   .0825   24.55   19.55   .0825
 3rd    25.38   21.50   .09    29.77   26.36   .0825   23.64   19.77   .0825
 4th    26.75   23.25   .09    28.41   22.50   .0825   27.50   19.77   .0825

 Prices reflect high and low closing price quotations on the Nasdaq Stock Market and do not reflect mark-ups, mark-downs or commissions and may not represent actual transactions. All applicable amounts have been restated for the May 18, 1995 10% stock dividend.



 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.


                               PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 Information relating to directors of the company is incorporated into this Form 10-K by this reference to the material set forth in the table under the caption "Election of Directors", pages 3 and 4, in the company's proxy statement dated March 19, 1996 (the "1996 Proxy Statement"). Information relating to executive officers of the company is set forth in Part I, pages 6 and 7.




 ITEM 11. EXECUTIVE COMPENSATION.

 Information relating to director compensation is incorporated into this Form 10-K by this reference to the material set forth under the subcaption "Director Compensation", page 5, in the 1996 Proxy Statement. Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to (1) the material set forth under the caption "Executive Officer Compensation", pages 7 through the material ending immediately before the subcaption "Committees' Report on Executive Compensation Policies", page 11, and (2) the material set forth under the subcaption "Compensation Committee Interlocks and Insider Participation", page 15, in the 1996 Proxy Statement.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 Information relating to security ownership of certain beneficial owners is incorporated into this Form 10-K by this reference to the material set forth under the caption "Beneficial Ownership of Common Stock", pages 5 and 6, in the 1996 Proxy Statement.


 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 None.

                                PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
     (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES. Filed as part of this report and required by Item 14(d), are set forth on pages 19 to 37 and 43 herein.

     (b)  REPORTS ON FORM 8-K.
          No reports on Form 8-K were filed by the company during the fourth quarter of fiscal 1996.

     (c)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

     The following exhibits are filed with the Securities and Exchange Commission as part of this report. Exhibits incorporated by reference indicated by footnote reference to incorporated filing.

     EXHIBIT 3 - ARTICLES OF INCORPORATION AND BYLAWS

     (a)  Restated Articles of
          Incorporation, as last
          amended April 26, 1995 ...........................12-48(5)

     (b)  Restated Bylaws, as last
          amended April 16, 1992 ...........................54-89(1)

     EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

     (a)  Preferred Share Rights Agreement
          dated June 26, 1986 as amended ...................54-147(3)

     (b)  Restated Articles of Incorporation
          and Restated Bylaws (see Exhibit 3(a) and (b))

     EXHIBIT 10 - MATERIAL CONTRACTS

     *(a) Deferred Compensation Plan for Directors
          as amended and restated June 17, 1993 ............148-164(3)

     *(b) 1985 Executive Stock Option
          Plan dated June 27, 1985 .........................83-95(4)

     *(c) Mosinee Paper Corporation 1988 Stock
          Appreciation Rights Plan, as amended 4/18/91 ......44

     *(d) 1994 and 1995 Incentive Compensation
          Plan for Corporate Executive Officers .............49

     *(e) Supplemental Retirement Benefit
          Plan dated October 17, 1991 .......................50

     *(f) Supplemental Retirement Benefit Agreement
          dated November 15, 1991 ...........................54

     *(g) 1994 Executive Stock Option Plan .................50-67(2)

     *(h) Mosinee Supplemental Retirement Plan .............68-83(2)

     * Denotes Executive Compensation Plans and Arrangements.

     EXHIBIT 21 - SUBSIDIARIES OF REGISTRANT ...............167(1)

     Footnotes indicate exhibits incorporated by reference; page numbers set forth herein correspond to the page numbers, using the sequential numbering system, where each exhibit can be found in the following Commission filings:

     (1) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992; Commission File Number 0-1732.

     (2) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994; Commission File Number 0-1732.

     (3) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993; Commission File Number 0-1732.

     (4)  Exhibit 4(e) to Form S-8 filed on April 19, 1991.

     (5) Exhibit (3)(i) to Registrant's quarterly report on Form 10-Q for the period ended June 30, 1996, Commission File Number 0-1732.

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

                                    MOSINEE PAPER CORPORATION


                                    GARY P. PETERSON
 Date March 25, 1996                Gary P. Peterson
                                    Senior Vice-President,
                                    Finance, Secretary and
                                    Treasurer
                                    (Principal Financial Officer)

 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 SAN W. ORR, JR.                    RICHARD L. RADT
 San W. Orr, Jr.                    Richard L. Radt
 Chairman of the Board              Vice Chairman of the Board
 March 25, 1996                     March 25, 1996


 DANIEL R. OLVEY                    HARRY R. BAKER
 Daniel R. Olvey                    Harry R. Baker
 President and CEO                  Director
 (Principal Executive Officer)      March 25, 1996
 March 25, 1996


 RICHARD G. JACOBUS                 WALTER ALEXANDER
 Richard G. Jacobus                 Walter Alexander
 Director                           Director
 March 25, 1996                     March 25, 1996

 Schedule II - Valuation of and Qualifying Accounts
      ($ thousands)
                                                Allow for   Allow and for
                                                Doubtful    Sales Returns
                                     TOTAL      ACCOUNTS    AND DISCOUNTS
 Balances at December 31,1992      $ 1,006      $   515      $   491

   Charges to cost and expense       5,426          440        4,986
   Deductions                       (4,853)        (602)      (4,251)

 Balances at December 31,1993      $ 1,579      $   353      $ 1,226

   Charges to cost and expense       4,945          901        4,044
   Deductions                       (4,371)        ( 10)      (4,361)

 Balances at December 31,1994      $ 2,153      $ 1,244      $   909

   Charges to cost and expense       5,591          401        5,190
   Deductions                       (4,931)        (195)      (4,736)

 Balances at December 31,1995      $ 2,813      $ 1,450      $ 1,363