Form 10-Q
period 1996-03-31
MOSINEE PAPER CORP
filed 1996-05-07
CIK 68412

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1996

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


 The number of common shares outstanding at March 31, 1996 was 7,862,740.

                     MOSINEE PAPER CORPORATION

                             FORM 10-Q

                   QUARTER ENDED MARCH 31, 1996


                                                         PAGE NO.

 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Three Months Ended
               March 31, 1996 (unaudited) and
               March 31, 1995 (unaudited)                       1

               Condensed Consolidated Balance
               Sheets March 31, 1996 (unaudited)
               and December 31, 1995 (derived from
               audited financial statements)                    2

               Condensed Consolidated Statements
               of Cash Flows Three Months
               Ended March 31, 1996 (unaudited)
               and March 31, 1995 (unaudited)                   3

               Notes to Condensed Consolidated
               Financial Statements                             4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                        5

 PART II. OTHER INFORMATION

     Item 3.   Defaults in Senior Securities                    7

     Item 5.   Other Information                                7

     Item 6.   Exhibits and Reports on Form 8-K                 7

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

            MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                                                  Three Months Ended
                                                       March 31,
 ($ thousands except share data-unaudited)     1996               1995
 Net sales                                   $76,176            $72,578
 Cost of sales                                58,014             59,379

 Gross profit                                 18,162             13,199

 Operating expenses:
   Selling                                     2,534              2,492
   Administrative                              6,624              4,342
      Total operating expenses                 9,158              6,834

 Income from operations                        9,004              6,365
 Other income (expense):
    Interest expense                          (1,301)            (1,529)
    Other                                        109               862
 Income before income taxes                    7,812              5,698
 Provision for income taxes                    3,130              2,293

 Net income                                   $4,682             $3,405

 Net income per share                         $ 0.59             $ 0.43

 Weighted average common
   shares outstanding                      7,862,740          7,862,740

            MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

 ($ thousands)                                    March 31,   December 31,
 ASSETS                                             1996*        1995*
   Cash and cash equivalents                      $    223    $  2,416
   Receivables                                      26,805      26,533
   Inventories                                      35,581      33,641
   Deferred income taxes                             3,799       4,799
   Other                                               552         364
      Total current assets                          66,960      67,753

 Property, plant and equipment                     358,216     354,120
   Less: accumulated depreciation                  161,333     157,555
 Net depreciated value                             196,883     196,565
 Other assets                                        8,868       8,627

 TOTAL ASSETS                                     $272,711    $272,945

 LIABILITIES

   Accounts payable                                $16,624     $20,583
   Accrued and other liabilities                    17,260      19,389
   Accrued income taxes                              2,334       1,131
      Total current liabilities                     36,218      41,103

 Long-term debt                                     78,111      79,307
 Deferred income taxes                              25,356      24,646
 Postretirement benefits                            15,359      15,001
 Other noncurrent liabilities                       10,538      10,441
      Total liabilities                            165,582     170,498

 Commitments and contingencies                        ---        ---
 Preferred stock of subsidiary                       1,255       1,255

 STOCKHOLDERS' EQUITY

 Preferred stock - $1 par value, authorized
           -  1,000,000 shares, none issued
 Common stock - no par value, authorized
      30,000,000 shares, 11,433,205 shares issued   58,678      58,678
 Retained earnings                                  64,898      60,216
      Subtotals                                    123,576     118,894
 Treasury stock at cost                            (17,702)    (17,702)
      Total stockholders' equity                   105,874     101,192

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $272,711    $272,945

 *The consolidated balance sheet at March 31, 1996 is unaudited.  The
 December 31, 1995 consolidated balance sheet is derived from audited financial statements.

            MOSINEE PAPER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW

                                                   Three Months Ended
                                                       March 31,
 ($ thousands - unaudited)                          1996        1995

 Cash flows from operating activities:
   Net income                                     $ 4,682     $ 3,405
   Provision for depreciation, depletion
     and amortization                               4,237       4,095
   Provision for losses on accounts receivable         90         105
   Gain on property, plant and equipment
     disposals                                    (   117)    (   859)
  Deferred income taxes                             1,710     (     6)
  Changes in operating assets and liabilities:
     Accounts receivable                          (   362)    ( 2,178)
     Inventories                                  ( 1,940)    ( 3,663)
     Other assets                                 (   855)    (   643)
     Accounts payable and other liabilities       ( 2,746)      2,606
     Accrued income taxes                           1,203       1,052
 Net cash provided by operating activities          5,902       3,914

 Cash flows from investing activities:
   Capital expenditures                           ( 6,317)    ( 4,899)
   Proceeds from property, plant and
     equipment disposals                              126         903
 Net cash used in investing activities            ( 6,191)    ( 3,996)

 Cash flows from financing activities:
   Borrowings (payments) under credit agreements  ( 1,196)        247
   Dividends paid                                 (   708)    (   643)
   Net cash used in financing activities          ( 1,904)    (   396)

 Net decrease in cash and cash equivalents        ( 2,193)    (   478)
 Cash and cash equivalents at beginning of year     2,416       1,555
 Cash and cash equivalents at end of period       $   223     $ 1,077

 Supplemental Cash Flow Information:
   Interest paid - net of amount capitalized      $1,510      $ 1,741
   Income taxes paid                                 217        1,247

            MOSINEE PAPER CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. The accompanying financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles.

 2.  Inventories consist of the following:
     ($ thousands)                      March 31,    December 31,
                                          1996          1995
     Raw material                        $14,097       $15,827
     Finished goods and work in process   20,660        20,693
     Supplies                              9,055         8,896
          Subtotal                        43,812        45,416
     Less:  LIFO reserve                   8,231        11,775
     Net inventories                     $35,581       $33,641

 3. Earnings per share of common stock is based on the weighted average number of common shares outstanding and gives effect to applicable preferred stock dividends.
     Sorg Paper Company preferred stock dividends in arrears for the three months ended March 31, 1996 and 1995 were $17,196.

 4. Net income includes expenses, or credits for incentive compensation plans based upon the company's stock price. The company calculates this liability using the average price of Mosinee Paper's stock at the close of each fiscal quarter as if all earned incentive compensation plans had been exercised on that day. For the three months ended March 31, 1996, these plans resulted in an after-tax expense of $1,284,000, or $0.16 per share, compared to the first quarter of 1995 which produced an after-tax expense of $350,000, or $0.04 per share.

 5. Prior year per share data has been restated for the May 18, 1995 ten percent stock dividend.

 6. Refer to notes to the financial statements which appear in the 1995 annual report for the company's accounting policies which are pertinent to these statements.



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (All $ amounts are in thousands, except per share amounts)

 RESULTS OF OPERATIONS

 First quarter net sales of $76,176 increased 5% over the $72,578 reported last year. This sales increase consisted of over $2 million due to improved pricing and over $2 million for increased volume, but was offset by over $1 million in less optimal product mix. Specialty paper operations at the Pulp and Paper Division and the company's subsidiary, The Sorg Paper Company, for the first quarter were down slightly from the amount reported for the same period last year. Sales for the Converted Products Division's laminated and saturated paper products remained
 relatively consistent from quarter to quarter.   However, sales at Mosinee
 Paper's Bay West Paper subsidiary for towel and tissue products showed nearly a $5 million improvement over the same period last year, mainly due to increased volume. Selling prices at Bay West and the specialty plants held steady or increased slightly while raw material costs for pulp and wastepaper began to decline.

 Cost of sales for the first three months of the year of $58,014 decreased 2% over the year earlier level of $59,379. Cost of sales as a percent of net sales was at 76% for the first quarter 1996, down from the 82% reported for the first quarter last year. Lower raw material costs were principally responsible for the reduction in cost of sales.

 Gross profit, reflecting the above, increased 38% to $18,162 for the first quarter from the $13,199 reported for the same period last year. Gross profit as a percent of sales for the first quarter 1996 increased to 24% compared to the 18% for the first quarter last year.

 Operating expenses for the first quarter of $9,158 rose $2,324, or 34%, over the $6,834 reported at this time last year. Selling expenses only increased 2% over the prior year, while administrative expenses, excluding the effect of expense for incentive compensation programs based on the market price of the company's stock, rose $728, or 19% over last year. Last year, a rise in stock prices increased the liability for incentive compensation programs resulting in an expense of $585. Higher stock prices by the end of the first quarter this year reflected an expense of $2,139. General inflationary increases in operating expenses, along with employee compensation and retirement expense increases based on increased company profitability, were partially offset by cost reduction programs in other areas.

 Reflecting the above, income from operations for the first quarter of $9,004 increased $2,639, or 41% from the year earlier level of $6,365.

 Interest expense of $1,301 decreased $228 from the year earlier amount of $1,529 due to a $11,000 decrease in the average principal balance of outstanding long-term debt and a slight reduction in interest rates that were in effect when comparing the first quarter of 1996 to the first quarter of 1995. Other income and expense included $103 and $867 of gain on land sales for 1996 and 1995, respectively.

 Accordingly, income before taxes reached $7,812 for the first quarter of 1996 compared to $5,698 during the same period in 1995. The provisions for income taxes of $3,130 and $2,293, for the first quarters of 1996 and 1995 respectively, are based on an effective income tax rate of approximately 40%.

 Reflecting the above, net income for the first quarter 1996 of $4,682, or $0.59 per share, increased from the $3,405, or $0.43 per share reported for the same period last year.

 LIQUIDITY AND CAPITAL RESOURCES

 Cash provided by operating activities of $5,902 increased by over 50% from $3,914 provided during the first three months of 1995, with improved income from operations providing most of the additional cash. Cash used in investing activities included $6,317 of capital expenditures and was partially offset by cash received of $126 from timberland sales. The primary capital spending during the quarter was $3,702 for towel and tissue equipment and a warehouse addition at the Bay West Paper operation. This new equipment and building addition added capacity to keep pace with the sales volume increases at Bay West.

 Cash utilized in financing activities consisted of payments of credit agreements totalling $1,196 and payment of cash dividends to shareholders of $708. Cash provided from operations less amounts utilized in financing and investing activities reduced cash by $2,193 from the year-end level of $2,416 to the March 31, 1996 balance of $223.

 The company maintains a credit agreement with one bank acting as agent and certain financial institutions as lenders to issue up to $80,000 of unsecured borrowing less the amount of commercial paper outstanding. This agreement has been reduced $10,000 from the $90,000 reported last quarter. The company also maintains a loan agreement with another bank for $20,000, making the total amount available for borrowing of $100,000. As of March 31, 1996 the company had issued and outstanding $30,111 of commercial paper and had other borrowings under the agreements of $48,000 for a total debt of $78,111. This leaves approximately $22,000 available to supplement cash provided from operations for uses in the business which, at the present time, the company believes to be adequate for the operation of the business and planned capital expenditures.

 Long-term debt as a percent of total capitalization declined to 42.5% from the prior year-end level of 43.9%. Working capital of $30,742 increased $4,092 from the end of 1995 reflecting increased inventories and a large decrease in accounts payable. The current ratio, reflecting this increase, improved to 1.85:1 at the end of the first quarter from the year end level of 1.65:1.

                    PART II - OTHER INFORMATION

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 The Sorg Paper Company, a subsidiary of the registrant, omitted the payment of its quarterly cash dividends of $1.37 per share, payable April 1, 1996 to shareholders of record, on its 5-1/2% cumulative preferred stock, par value $100. The number of 5-1/2% cumulative preferred shares outstanding is 12,552 and the amount of dividends in arrears is $534,837.

 ITEM 5.  OTHER INFORMATION:

 On April 18, 1996, the company announced a four-for-three stock split payable May 15, 1996 to shareholders of record as of May 1, 1996. The company also declared a cash dividend of $0.08 per share payable May 15, 1996 on all shares post-stock split basis to shareholders of record as of May 1, 1996.

 The Board of Directors also approved the establishment of a Dividend Reinvestment Program for Mosinee Paper Corporation shareholders.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


     (a)  Exhibits required by Item 601 of Regulation S-K

          None

     (b)  Reports on Form 8-K:

          None

                            SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MOSINEE PAPER CORPORATION



 May  7 , 1996                      GARY P. PETERSON
                                    Gary P. Peterson
                                    Senior Vice President-Finance,
                                    Secretary and Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)