Form 10-Q
period 1996-06-30
MOSINEE PAPER CORP
filed 1996-08-12
CIK 68412

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

    (Mark One)
     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended JUNE 30, 1996

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


 The number of common shares outstanding at June 30, 1996 was 10,483,064.

                     MOSINEE PAPER CORPORATION

                             FORM 10-Q

                    QUARTER ENDED JUNE 30, 1996

                                                         PAGE NO.

 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Three Months and Six Months
               Ended June 30, 1996 (unaudited) and
               June 30, 1995 (unaudited)                        1

               Condensed Consolidated Balance
               Sheets, June 30, 1996 (unaudited)
               and December 31, 1995 (derived from
               audited financial statements)                    2

               Condensed Consolidated Statements
               of Cash Flows, Six Months
               Ended June 30, 1996 (unaudited)
               and June 30, 1995 (unaudited)                    3

               Notes to Condensed Consolidated
               Financial Statements                             4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                        5

 PART II. OTHER INFORMATION

     Item 3.   Defaults in Senior Securities                    7

     Item 4.   Submission of Matters to a                       8
               Vote of Security Holders

     Item 5.   Other Information                                8

     Item 6.   Exhibits and Reports on Form 8-K                10

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

            MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                                Three Months Ended      Six Months Ended
                                      June 30,               June 30,
 ($ thousands, except             1996        1995       1996        1995
  share data - unaudited)
 Net sales                      $79,193     $74,672    $155,369    $147,250
 Cost of sales                   56,667      63,038     114,681     122,417
 Gross profit on sales           22,526      11,634      40,688      24,833

 Operating expenses:
   Selling                        2,813       2,496       5,347       4,988
   Administrative                 5,701       2,839      12,325       7,180
 Total operating expenses         8,514       5,335      17,672      12,168

 Income from operations          14,012       6,299      23,016      12,665
 Other income (expense):
   Interest expense              (1,155)     (1,575)     (2,456)     (3,104)
   Other                         (   38)         82          71         943
 Income before income taxes      12,819       4,806      20,631      10,504
 Provision for income taxes       5,200       1,920       8,330       4,213

 Net income                      $7,619      $2,886     $12,301      $6,291


 Net income per share            $ 0.73      $ 0.27     $  1.17      $ 0.60

 Weighted average common
   shares outstanding        10,483,064  10,483,064  10,483,064  10,483,064

 See accompanying notes to consolidated financial statements

            MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
 ($ thousands *  )                                   June 30,     December 31,
                                                       1996          1996
 ASSETS
   Cash and cash equivalents                         $  1,778       $  2,416
   Receivables                                         28,016         26,533
   Inventories                                         37,562         33,641
   Deferred income taxes                                3,799          4,799
   Other                                                  585            364
      Total current assets                             71,740         67,753

 Property, plant and equipment                        362,805        354,120
   Less: accumulated depreciation                     165,164        157,555
 Net depreciated value                                197,641        196,565
 Other assets                                           9,313          8,627

 TOTAL ASSETS                                        $278,694       $272,945

 LIABILITIES
   Accounts payable                                  $ 18,023       $ 20,583
   Accrued and other liabilities                       21,220         19,389
   Accrued income taxes                                 1,202          1,131
      Total current liabilities                        40,445         41,103

 Long-term debt                                        70,367         79,307
 Deferred income taxes                                 28,896         24,646
 Postretirement benefits                               15,615         15,001
 Other noncurrent liabilities                          10,320         10,441
      Total liabilities                               165,643        170,498

 Commitments and contingencies                           ---            ---
 Preferred stock of subsidiary                          1,255          1,255

 STOCKHOLDERS' EQUITY
 Preferred stock - $1 par value, authorized
           -  1,000,000 shares, none issued
 Common stock - no par value, authorized
      30,000,000 shares, 11,433,205 shares issued      58,678         58,678
 Retained earnings                                     70,840         60,216
      Subtotals                                       129,518        118,894
 Treasury stock at cost                               (17,722)       (17,702)
      Total stockholders' equity                      111,796        101,192

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $278,694       $272,945

 *The consolidated balance sheet at June 30, 1996 is unaudited. The December 31, 1995 consolidated balance sheet is derived from audited financial statements.

            MOSINEE PAPER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW
                                                       Six Months Ended
                                                           June 30,
 ($ thousands - unaudited)                             1996        1995

 Cash flows from operating activities:
   Net income                                       $ 12,301     $ 6,291
   Provision for depreciation, depletion
     and amortization                                  8,566       8,269
   Provision for losses on accounts receivable           180         200
   Gain on property, plant and equipment
     disposals                                       (    72)     (  946)
  Deferred income taxes                                5,250         369
  Changes in operating assets and liabilities:
     Accounts receivable                             ( 1,663)     (  943)
     Inventories                                     ( 3,922)     (6,282)
     Other assets                                    ( 1,813)     (1,365)
     Accounts payable and other liabilities            1,592       2,860
     Accrued income taxes                                 71      (  222)
 Net cash provided by operating activities            20,490       8,231

 Cash flows from investing activities:
   Capital expenditures                              (10,719)     (9,222)
   Proceeds from property, plant and
     equipment disposals                                  96       1,022
 Net cash used in investing activities               (10,623)     (8,200)

 Cash flows from financing activities:
  Payments under credit agreements                   ( 8,939)     (   49)
  Dividends paid                                     ( 1,546)     (1,291)
  Payments for purchase of company stock             (    20)     (   14)
  Net cash used in financing activities              (10,505)     (1,354)

 Net decrease in cash and cash equivalents           (   638)     (1,323)
 Cash and cash equivalents at beginning of year        2,416       1,555
 Cash and cash equivalents at end of period         $  1,778     $   232

 Supplemental Cash Flow Information:
   Interest paid - net of amount capitalized        $  2,681     $ 3,214
   Income taxes paid                                   3,009       4,066

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

 2.  Inventories consist of the following:
     ($ thousands)                          June 30,    December 31,
                                              1996          1995
     Raw material                           $15,708       $15,827
     Finished goods and work in process      19,458        20,693
     Supplies                                 9,176         8,896
          Subtotal                           44,342        45,416
     Less:  LIFO reserve                      6,780        11,775
     Net inventories                        $37,562       $33,641

 3. Earnings per share of common stock is based on the weighted average number of common shares outstanding and gives effect to applicable preferred stock dividends. Sorg Paper Company preferred stock dividends in arrears for the six months ended June 30, 1996 and 1995 were $34,518.

 4. Net income includes expenses, or credits for incentive compensation plans based upon the company's stock price. The company calculates this liability using the average price of Mosinee Paper's stock at the close of each fiscal quarter as if all earned incentive compensation plans had been exercised on that day. For the three months ended June 30, 1996, these plans resulted in an after-tax expense of $679,000, or $0.06 per share, compared to the second quarter of 1995 which produced an after-tax income of $555,000, or $0.04 per share. For the year-to-date in 1996 these plans resulted in an after-tax expense of $1,957,000 or $0.19 per share, compared to an after-tax income of $203,000 or $0.02 per share for the same period of 1995.

 5. Prior year per share data has been restated for a 4 for 3 stock split paid on May 15, 1996.

 6. Refer to notes to the financial statements which appear in the 1995 annual report for the company's accounting policies which are pertinent to these statements.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (All $ amounts are in thousands, except per share amounts)

 RESULTS OF OPERATIONS

 Strong sales, combined with improved operating margins produced an all-time record for quarterly earnings of $0.73 per share. Record second quarter sales of $79,193 increased 6% over the $74,672 reported last year. This sales increase consisted of over $7 million due to volume increases offset by over $1 million in price reductions. Sales for the specialty paper operations at the Pulp and Paper Division and the company's subsidiary, The Sorg Paper Company, for the second quarter were down $2 million from the amount reported for the same period last year due to lower prices, lower volume and an unfavorable product mix. Sales for the Converted Products Division's laminated and saturated paper products
 decreased mainly due to lower volumes.   However, sales at Mosinee Paper's
 Bay West Paper subsidiary for towel and tissue products showed nearly a $9 million improvement over the same period last year, mainly due to increased volume. For the first half of 1996, record sales of $155,369 increased 6% over the $147,250 reported for the same period last year. This was attributed principally to large volume increases at the Bay West operations of $13 million which were offset by $3 million in volume reductions at the rest of the company's locations.

 Cost of sales for the second quarter of $56,667 decreased 10% from the $63,038 reported for the second quarter of 1995. As a percent of net sales, cost of sales decreased to 72% from the year earlier level of 84% reflecting lower costs for pulp, wastepaper and linerboard as well as continued emphasis on cost reduction and operating efficiency. For the six months year-to date, cost of sales of $114,681 decreased 6% from the $122,417 reported for the same period last year, also caused by the same factors noted above. Whereas the sale increases were most noticeable at the Bay West converting operations, the specialty paper operations led the way with $6 million in cost of sales reductions for the quarter and $7 million for the six months year-to-date.

 Gross profit, reflecting the above, increased 94% to $22,526 for the second quarter from the $11,634 reported for the same period last year. Gross profit as a percent of sales for the quarter increased to 28% compared to the 16% for the second quarter last year. On a year-to-date basis, gross profit of $40, 688 increased 64% from the $24,833 reported last year. The gross profit margin for 1996 is 26% compared to last year's level of 17% . This improvement in margins is due principally to lower raw material costs.

 Operating expenses for the second quarter of $8,514 rose $3,179, or 60%, over the $5,335 reported for the second quarter last year. Selling expenses increased 13% over the prior year, while administrative expenses, excluding the effect of expense for incentive compensation programs based on the market price of the company's stock, rose $794, or 28% over last year. For the second quarter 1996, a rise in stock prices increased the liability for incentive compensation programs resulting in an expense of $1,143 compared to the second quarter of 1995 when lower stock prices for the company's stock deceased the liability by $973. For the six months year-to-date, incentive compensation based on the company's stock price is an expense of $3,282 for 1996 compared to income of $339 last year. For both the quarter and six month period this year, general inflationary increases in operating expenses, along with employee compensation and retirement expense increases based on increased company profitability, were partially offset by cost reduction programs in other areas.

 Reflecting the above, income from operations for the second quarter of $14,012 increased $7,713, or 122% from the year earlier level of $6,299. Year-to-date income from operations of $23,016 increased 82% over the $12,665 reported for the same period last year. Excluding the effects of the incentive compensation based on the company's stock price, income from operations for the second quarter 1996 would have risen to $15,155, or 185% over the year earlier level of $5,326. Year-to-date levels would have been $26,298 and $12,326 for 1996 and 1995 respectively.

 Interest expense decreased 26% for the quarter and year-to-date reflecting the decrease in the average principal balance of outstanding long-term debt and a slight reduction in interest rates that were in effect when comparing the second quarter and year-to-date of 1996 to the same periods of 1995. Other income and expense included $167 and $1,020 for the first six months of 1996 and 1995, respectively, from the gain from the sales of timberland incompatible with the company's fiber needs, and only minor gains from timber sales for the second quarter of both years.

 Accordingly, income before taxes reached $12,819 for the second quarter of 1996 compared to $4,806 during the same period in 1995, an increase of 167%. Pretax income for six months of 1996 was $20,631, or 96% over the $10,504 reported last year. The provisions for income taxes of $5,200 and $1,920, for the second quarters of 1996 and 1995 respectively, and year-to-date provisions of $8,330 and $4,213 are based on an effective income tax rate of approximately 40%.

 Reflecting the above, net income for the second quarter 1996 of $7,619, or $0.73 per share, improved immensely from the $2,886, or $0.27 per share reported for the same period last year. For the six months, net income nearly doubled from the $6,291, or $0.60 per share reported last year, to $12,601, or $1.17 for 1996.

 LIQUIDITY AND CAPITAL RESOURCES

 Cash provided by operating activities for the first six months of 1996 of $20,490 increased 149% from $8,231 provided during the first six months of 1995, with improved income from operations and tax deferrals providing most of the additional cash. Cash used in investing activities included $10,719 of capital expenditures which was partially offset by cash received of $96 from timberland sales. The primary capital spending during this period was $5,056 for towel and tissue equipment and a warehouse addition at the Bay West Paper converting operation. This new equipment and building addition added capacity to keep pace with the sales volume increases at Bay West.

 Cash utilized in financing activities consisted of payments of credit agreements totalling $8,939 and payment of cash dividends to shareholders of $1,546. Cash provided from operations less amounts utilized in financing and investing activities reduced cash by $638 from the year-end level of $2,416.

 The company maintains a credit agreement with one bank acting as agent and certain financial institutions as lenders to issue up to $80,000 of unsecured borrowing less the amount of commercial paper outstanding. This agreement has been reduced $10,000 from the $90,000 reported at year-end. The company also maintains a loan agreement with another bank for $20,000, making the total amount available for borrowing of $100,000. As of June 30, 1996 the company had issued and outstanding $25,367 of commercial paper and had other borrowings under the agreements of $45,000 for a total debt of $70,367. This leaves approximately $30,000 available to supplement cash provided from operations for uses in the business which, at the present time, the company believes to be adequate for the operation of the business and planned capital expenditures.

 Long-term debt as a percent of total capitalization declined to 38.6% from the prior year-end level of 43.9%. Working capital of $31,295 increased $4,645 from the end of 1995 reflecting increased accounts receivable due to the increased sales volume and increased inventories due to the stocking of low cost pulp and waste paper. The current ratio, reflecting this increase, improved to 1.77:1 at June 30, 1996 from the year end level of 1.65:1.


                    PART II - OTHER INFORMATION

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 The Sorg Paper Company, a subsidiary of the registrant, omitted the payment of its quarterly cash dividends of $1.38 per share, payable
 July 1, 1996 to shareholders of record, on its 5-1/2% cumulative preferred stock, par value $100. The number of 5-1/2% cumulative preferred shares outstanding is 12,552 and the amount of dividends in arrears is $552,158.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The annual meeting of shareholders of the Company was held on April 18, 1996.

 The matters voted upon, including the number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

    Matter                               Shares
                                                                         Broker
                                For      Withheld   Against   Abstain   Non-Vote
 1. Election of
    Directors

    (a) Richard L. Radt      6,771,807    81,310      N/A       N/A         0

    (b) Walter Alexander     6,792,508    60,609      N/A       N/A         0

 2. Approval of              6,830,426     N/A      13,966     8,725        0
    appointment of
    independent auditors
    for year ending
    December 31, 1996


 ITEM 5.  OTHER INFORMATION:

 FOUR-FOR-THREE STOCK SPLIT
 On April 18, 1996, the company announced a four-for-three stock split payable May 15, 1996 to shareholders of record as of May 1, 1996. The company also declared a cash dividend of $0.08 per share payable May 15, 1996 on all shares on a post-stock split basis to shareholders of record as of May 1, 1996.

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
 This Form 10-Q, each of the company's annual reports to shareholders, Forms 10-K, 8-K, and 10-Q, proxy statements, prospectuses, and any other written or oral statement made by or on behalf of the company subsequent to the filing of this Form 10-Q may include one or more "forward-looking statements" within the meaning of sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 as enacted in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Expressions of the company's or company officers' beliefs or expectations that certain events may occur or are anticipated, projections and statements of expectations with respect to any aspect of the company's business (including, but not limited to, net income, the availability or price of raw materials, or customer demand for company products), the company's stock performance, the industries within which the company operates or the economy, and any other expressions of similar import, identify such forward-looking statements of the company. In making forward-looking statements within the meaning of the Reform Act, the company undertakes no obligation to publicly update or revise any such statement.

 Forward-looking statements of the company are based on information available to the company as of the date of such statements and reflect the company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. In addition to specific factors which may be described in connection with any of the company's forward-looking statements, factors which could cause actual results to differ materially include but are not limited to the following:

 <bullet> Increased competition from either domestic or foreign paper producers or providers of alternatives to the company's products, including increases in competitive production capacity, resulting in sales declines from reduced shipment volume and/or lower net selling prices in order to maintain shipment volume.

 <bullet> Changes in customer demand for the company's products due to overall economic activity affecting the rate of consumption of the company's paper products, growth rates of the end markets for the company's products, technological or consumer preference changes or acceptance of the products by the markets served by the company.

 <bullet> Changes in the price of raw materials, principally pulp, waste-
          paper and linerboard. A substantial portion of the company's raw materials are purchased on the open market and price changes could have a significant impact on the company's costs. In particular, fiber represents approximately half the cost of making paper and significant price increases for fiber could materially affect the company's financial condition. Raw material prices will change based on supply and demand on a worldwide spectrum. Wood costs can also be impacted by availability, environmental issues or other variables.

 <bullet> Unforeseen operational problems at any of the company's facilities causing significant lost production and/or cost issues.

 <bullet> Significant changes to the company's strategic plans such as a major acquisition or expansion, or failure to successfully execute major capital projects or other strategic plans.

 <bullet> Changes in laws or regulations which affect the company.  The paper industry is subject to stringent environmental laws and regulations and as such any required changes may increase the company's capital expenditures and operating costs.


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



 MOSINEE PAPER CORPORATION



 August 12, 1996              GARY P. PETERSON
                              Gary P. Peterson
                              Senior Vice President-Finance,
                                Secretary and Treasurer

                              (On behalf of the Registrant and as
                              Principal Financial Officer)