Form 10-Q
period 1996-09-30
MOSINEE PAPER CORP
filed 1996-11-08
CIK 68412

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

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


 The number of common shares outstanding at September 30, 1996 was 10,483,064.

                     MOSINEE PAPER CORPORATION

                             FORM 10-Q

                 QUARTER ENDED SEPTEMBER 30, 1996
                                                            PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Three Months and Nine Months
               Ended September 30, 1996 (unaudited) and
               September 30, 1995 (unaudited)                   1

               Condensed Consolidated Balance
               Sheets, September 30, 1996 (unaudited)
               and December 31, 1995 (derived from
               audited financial statements)                    2

               Condensed Consolidated Statements
               of Cash Flows, Nine Months
               Ended September 30, 1996 (unaudited)
               and September 30, 1995 (unaudited)               3

               Notes to Condensed Consolidated
               Financial Statements                             4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                        5

 PART II. OTHER INFORMATION

     Item 3.   Defaults in Senior Securities                    7


     Item 5.   Other Information                                8


     Item 6.   Exhibits and Reports on Form 8-K                 8

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

            MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                                Three Months Ended          Nine Months Ended
                                   September 30,                September 30,
 ($ thousands, except             1996          1995          1996         1995
  share data - unaudited)
 Net sales                     $81,761       $79,423      $237,130     $226,672
 Cost of sales                  58,764        64,644       173,445      187,061
 Gross profit on sales          22,997        14,779        63,685       39,611

 Operating expenses:
   Selling                       3,140         2,489         8,487        7,477
   Administrative                4,974         4,743        17,299       11,923
 Total operating expenses        8,114         7,232        25,786       19,400

 Income from operations         14,883         7,547        37,899       20,211
 Other income (expense):
   Interest expense             (1,056)       (1,556)       (3,512)      (4,660)
   Other                            72           338           143        1,283
 Income before income taxes     13,899         6,329        34,530       16,834
 Provision for income taxes      5,620         2,537        13,950        6,750

 Net income                    $ 8,279       $ 3,792       $20,580      $10,084


 Net income per share          $  0.79       $  0.36       $  1.96      $ 0.96

 Weighted average common
   shares outstanding       10,483,064    10,483,064    10,483,064  10,483,064

                  MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
 ($ thousands *  )                             September 30,   December 31,
                                                   1996            1995
 ASSETS
   Cash and cash equivalents                      $  2,015      $  2,416
   Receivables                                      26,819        26,533
   Inventories                                      39,051        33,641
   Deferred income taxes                             4,149         4,799
   Other                                               218           364
      Total current assets                          72,252        67,753

 Property, plant and equipment                     367,958       354,120
   Less: accumulated depreciation                  169,047       157,555
 Net depreciated value                             198,911       196,565
 Other assets                                        9,996         8,627

 TOTAL ASSETS                                     $281,159      $272,945

 LIABILITIES
   Accounts payable                               $ 16,521      $ 20,583
   Accrued and other liabilities                    23,345        19,389
   Accrued income taxes                              1,970         1,131
      Total current liabilities                     41,836        41,103

 Long-term debt                                     60,249        79,307
 Deferred income taxes                              31,346        24,646
 Postretirement benefits                            15,876        15,001
 Other noncurrent liabilities                       10,522        10,441
      Total liabilities                            159,829       170,498

 Commitments and contingencies                        ---          ---
 Preferred stock of subsidiary                       1,255         1,255

 STOCKHOLDERS' EQUITY
 Preferred stock - $1 par value, authorized
           -  1,000,000 shares, none issued
 Common stock - no par value, authorized
      30,000,000 shares,
      11,433,205 shares issued                      58,678        58,678
 Retained earnings                                  79,119        60,216
      Subtotals                                    137,797       118,894
 Treasury stock at cost                            (17,722)      (17,702)
      Total stockholders' equity                   120,075       101,192

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $281,159      $272,945

 *The consolidated balance sheet at September 30, 1996 is unaudited. The December 31, 1995 consolidated balance sheet is derived from audited financial statements.

            MOSINEE PAPER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Nine Months Ended
                                                         September 30,
 ($ thousands - unaudited)                              1996       1995
 Cash flows from operating activities:
   Net income                                          $20,580     $10,084
   Provision for depreciation, depletion
     and amortization                                   13,014      12,400
   Provision for losses on accounts receivable             224         288
   Gain on property, plant and equipment
     disposals                                        (    136)   (  1,271)
  Deferred income taxes                                  7,350       1,299
  Changes in operating assets and liabilities:
     Accounts receivable                              (    510)   (  3,153)
     Inventories                                      (  5,410)   (  6,641)
     Other assets                                     (  2,651)   (  1,958)
     Accounts payable and other liabilities              4,015       3,420
     Accrued income taxes                                  839         354
 Net cash provided by operating activities              37,315      14,822

 Cash flows from investing activities:
   Capital expenditures                               ( 16,564)   ( 13,518)
   Proceeds from property, plant and
     equipment disposals                                   311       1,371
 Net cash used in investing activities                ( 16,253)   ( 12,147)

 Cash flows from financing activities:
  Payments under credit agreements                    ( 19,058)   (  1,365)
  Dividends paid                                      (  2,385)   (  2,059)
  Payments for purchase of company stock              (     20)   (     14)
  Net cash used in financing activities               ( 21,463)   (  3,438)

 Net decrease in cash and cash equivalents            (    401)   (    763)
 Cash and cash equivalents at beginning of year          2,416       1,555
 Cash and cash equivalents at end of period            $ 2,015     $   792

 Supplemental Cash Flow Information:
   Interest paid - net of amount capitalized           $ 3,784     $ 4,853
   Income taxes paid                                     5,762       5,098

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

 2.  Inventories consist of the following:
     ($ thousands)                         September 30,    December 31,
                                                1996           1995
     Raw material                              $17,559        $15,827
     Finished goods and work in process         19,327         20,693
     Supplies                                    9,221          8,896
          Subtotal                              46,107         45,416
     Less:  LIFO reserve                         7,056         11,775
     Net inventories                           $39,051        $33,641

 3. Earnings per share of common stock is based on the weighted average number of common shares outstanding and gives effect to applicable preferred stock dividends. Sorg Paper Company preferred stock dividends in arrears for the nine months ended September 30, 1996 and 1995 were $51,840.

 4. Net income includes expenses, or credits for incentive compensation plans based upon the company's stock price. The company calculates this liability using the average price of Mosinee Paper's stock at the close of each fiscal quarter as if all earned incentive compensation plans had been exercised on that day. For the three months ended September 30, 1996, these plans resulted in an after-tax expense of $183,000, or $0.02 per share, compared to the third quarter of 1995 which produced an after-tax expense of $583,000, or $0.05 per share. For the year-to-date in 1996 these plans resulted in an after-tax expense of $2,139,000 or $0.20 per share, compared to an after-tax expense of $380,000 or $0.04 per share for the same period of 1995.

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

 RESULTS OF OPERATIONS

 Increased sales, combined with improved operating margins produced an all-time record for quarterly earnings of $0.79 per share. Record third quarter sales of $81,761 increased 3% over the $79,423 reported last year. This sales increase was due to large volume increases in towel and tissue products from Mosinee Paper's Bay West Paper subsidiary. These volume increases were partially offset by price reductions at all of the company's locations. Sales of specialty paper products remained constant when comparing the third quarter this year to the same period last year. For the first nine months of 1996, record sales of $237,130 increased 5% over the $226,672 reported for the same period last year. This was, again, attributed principally to large volume increases at the Bay West operations, offset by a slight decrease in volume at the company's specialty paper locations and reductions caused by price/ mix combinations at all the company's locations.

 Cost of sales for the third quarter of $58,764 decreased 9% from the $64,644 reported for the third quarter of 1995. As a percent of net sales, cost of sales decreased to 72% from the year earlier level of 81% primarily due to lower costs for pulp and wastepaper, but also reflecting continued emphasis on cost reduction and operating efficiency. For the nine months year-to date, cost of sales of $173,445 decreased 7% from the $187,061 reported for the same period last year, also caused by the same factors noted above.

 Gross profit, reflecting the above, increased 56% to $22,997 for the third quarter from the $14,779 reported for the same period last year. Gross profit as a percent of sales for the quarter increased to 28% compared to the 19% for the third quarter last year. On a year-to-date basis, gross profit of $63,685 increased 61% from the $39,611 reported last year. The gross profit margin for 1996 is 27% compared to last year's level of 17%. This improvement in margins is due principally to lower raw material costs.

 Operating expenses for the third quarter of $8,114 increased $882, or 12%, over the $7,232 reported for the third quarter last year. Selling expenses increased 26% over the prior year, while administrative expenses, excluding the effect of expense for incentive compensation programs based on the market price of the company's stock, increased $896, or 24% over last year. For both quarters, a rise in stock prices increased the liability for incentive compensation programs resulting in an expense of $307 in 1996 compared to $972 in 1995. For the nine months year-to-date, incentive compensation based on the company's stock price is an expense of $3,588 for 1996 compared to an expense of $633 last year. For both the quarter and nine month period this year, general inflationary increases in operating expenses, along with employee compensation and retirement expense increases based on increased company profitability, were partially offset by cost reduction programs in other areas.

 Reflecting the above, income from operations for the third quarter of $14,883 increased $7,336, or 97% from the year earlier level of $7,547. Year-to-date income from operations of $37,899 increased 88% over the $20,211 reported for the same period last year. Excluding the effects of the incentive compensation based on the company's stock price reported in the preceding paragraph, income from operations for the third quarter 1996 would have been $15,190, or 78% over the year earlier level of $8,519. At the year-to-date level, excluding the effects of the incentive compensation based on the company's price, operating income would have been $41,487 for 1996 and $20,844 for 1995.

 Interest expense decreased 32% for the quarter and 25% year-to-date reflecting the decrease in the average principal balance of outstanding long-term debt, while interest rates in effect remained relatively the same when comparing the third quarter and year-to-date of 1996 to the same periods of 1995. Other income and expense included $229 and $1,337 for the first nine months of 1996 and 1995, respectively, from the gain from the sales of timberland incompatible with the company's fiber needs. For the third quarter, gains from land sales amounted to $64 this year compared to $175 last year.

 Accordingly, income before taxes reached $13,899 for the third quarter of 1996 compared to $6,329 during the same period in 1995, an increase of 120%. Pretax income for nine months of 1996 was $34,530, or 105% over the $16,834 reported last year. The provisions for income taxes of $5,620 and $2,537, for the third quarters of 1996 and 1995 respectively, and year-to-date provisions of $13,950 and $6,750 are based on an effective income tax rate of approximately 40%.

 Reflecting the above, net income for the third quarter 1996 of $8,279, or $0.79 per share, improved substantially from the $3,792, or $0.36 per share reported for the same period last year. For the nine months, net income more than doubled from the $10,084, or $0.96 per share reported last year, to $20,580, or $1.96 for 1996.

 LIQUIDITY AND CAPITAL RESOURCES

 Cash provided by operating activities for the first nine months of 1996 of $37,315 increased 152% from $14,822 provided during the first nine months of 1995, with improved income from operations and tax deferrals providing most of the additional cash. Cash used in investing activities included $16,564 of capital expenditures which was partially offset by cash received of $263 from timberland sales. The primary capital spending during this period was $7,140 for towel and tissue equipment and a warehouse addition at the Bay West Paper converting operation. This new equipment and building addition added capacity to keep pace with the sales volume increases at Bay West.

 Cash utilized in financing activities consisted of payments of credit agreements totaling $19,058 and payment of cash dividends to shareholders of $2,385. Cash provided from operations less amounts utilized in financing and investing activities reduced cash by $401 from the year-end level of $2,416.

 The company maintains a credit agreement with one bank acting as agent and certain financial institutions as lenders to issue up to $65,000 of unsecured borrowing less the amount of commercial paper outstanding. This agreement has been reduced $25,000 from the $90,000 reported at year-end. The company also maintains a loan agreement with another bank for $20,000, making the total amount available for borrowing of $85,000. As of September 30, 1996 the company had issued and outstanding $30,249 of commercial paper and had other borrowings under the agreements of $30,000 for a total debt of $60,249. This leaves approximately $25,000 available to supplement cash provided from operations for uses in the business which, at the present time, the company believes to be adequate for the operation of the business and planned capital expenditures.

 Long-term debt as a percent of total capitalization declined to 33.4% from the prior year-end level of 43.9%. Working capital of $30,416 increased $3,766 from the end of 1995 reflecting an increased build-up of inventories at all locations due to the stocking of low cost pulp and waste paper. The current ratio, reflecting this increase, improved to 1.73:1 at September 30, 1996 from the year end level of 1.65:1.


                    PART II - OTHER INFORMATION

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 The Sorg Paper Company, a subsidiary of the registrant, omitted the payment of its quarterly cash dividends of $1.38 per share, payable October 1, 1996 to shareholders of record, on its 5-1/2% cumulative preferred stock, par value $100. The number of 5-1/2% cumulative preferred shares outstanding is 12,552 and the amount of dividends in arrears is $569,480.


 ITEM 5.  OTHER INFORMATION:

 This quarterly report contains certain of management's expectations and other forward-looking information regarding the company. While the company believes that these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statements Regarding Forward-looking Information" in the company's Form 10-Q for the period ended June 30, 1996 and, from time to time, in the company's other filings with the Securities and Exchange Commission.


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

 (a)  Exhibits required by Item 601 of Regulation S-K


     EXHIBIT 3 - ARTICLES OF INCORPORATION AND BYLAWS

     (a)  Restated Articles of
          Incorporation, as last
          amended April 26, 1995 ......................12-48(1)

     (b)  Restated Bylaws, as last
          amended April 16, 1992 ......................54-89(2)

     EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

     (a)  Preferred Share Rights Agreement
          dated June 26, 1996 ..............................(3)

     (b)  Restated Articles of Incorporation
          and Restated Bylaws (see Exhibit 3(a) and (b))

     EXHIBIT 10 - MATERIAL CONTRACTS*

     (a) Deferred Compensation Plan for Directors as amended October 17, 1996

     (b)  1985 Executive Stock Option
          Plan dated June 27, 1985

     (c)  Mosinee Paper Corporation 1988 Stock
          Appreciation Rights Plan, as amended 4/18/91 ...47(4)
     (d)  1994 and 1995 Incentive Compensation
          Plan for Corporate Executive Officers ..........56(4)

     (e)  Supplemental Retirement Benefit
          Plan dated October 17, 1991 ....................57(4)

     (f)  Supplemental Retirement Benefit Agreement
          dated November 15, 1991 ........................65(4)

     (g)  1994 Executive Stock Option Plan

     (h)  Mosinee Supplemental Retirement Plan ........68-83(5)

          * All exhibits represent executive compensation plans and arrangements


     (27) FINANCIAL DATA SCHEDULE

      Page numbers set forth herein correspond to the page numbers using the sequential numbering system for documents filed on paper or the page numbers as filed via EDGAR in electronic format where such exhibit can be found in the following reports of the company (Commission File No. 0-
      1732) filed with the Securities and Exchange Commission:


      (1) Exhibit (3)(i) to Registrant's quarterly report on Form 10-Q for the period ended June 30, 1996
      (2) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992
      (3)   Registrant's Form 8-A dated July 2, 1996
      (4) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
      (5) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994


 (b) Reports on Form 8-K:

          None

                            SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MOSINEE PAPER CORPORATION



 November 4, 1996                 GARY P. PETERSON
                                  Gary P. Peterson
                                  Senior Vice President-Finance,
                                    Secretary and Treasurer

                                  (On behalf of the Registrant and as
                                  Principal Financial Officer)

                          EXHIBIT INDEX<dagger>
                                TO
                             FORM 10-Q
                                OF
                     MOSINEE PAPER CORPORATION
              FOR THE PERIOD ENDED SEPTEMBER 30, 1996

           Pursuant to <section>102(d) of Regulation S-T
                  (17 C.F.R.<section>232.102(d))

     EXHIBIT 10 - MATERIAL CONTRACTS


     (a) Deferred Compensation Plan for Directors, as amended October 17, 1996

     (b)  1985 Executive Stock Option
          Plan dated June 27, 1985

     (g)  1994 Executive Stock Option Plan,
          as amended October 17, 1996



     EXHIBIT 27 - FINANCIAL DATA SCHEDULE



      <dagger> Exhibits required by Item 601 of Regulation S-K which have been previously filed and are incorporated by reference are set forth in Part II, Item 6(a) of the Form 10-Q to which this Exhibit Index relates