Form 10-K
period 1996-12-31
MOSINEE PAPER CORP
filed 1997-03-25
CIK 68412

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

    (Mark One)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended DECEMBER 31, 1996

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
 this Form 10-K.   X
                  ___

 As of March 20, 1997, the aggregate market value of the common stock shares held by non-affiliates was approximately $328,662,477.

 The number of common shares outstanding at March 1, 1997 was 10,153,681.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Proxy statement dated March 17, 1997 (to the extent noted herein): Part III

                         TABLE OF CONTENTS
                                                             PAGE

 PART I ......................................................  1

 Item 1. BUSINESS ............................................  1

 Item 2. PROPERTIES ..........................................  9

 Item 3. LEGAL PROCEEDINGS ................................... 11

 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . 12

 PART II ..................................................... 13

 Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER ......................................... 13

 Item 6. SELECTED FINANCIAL DATA ............................. 14

 Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION................... 15

 Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......... 22

 Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.................. 44

 PART III .................................................... 45

 Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . 45

 Item 11. EXECUTIVE COMPENSATION ............................. 45

 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.......................................... 45

 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..... 45

 PART IV ..................................................... 46

 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K......................................... 46

                              PART I


 ITEM 1. BUSINESS.

 NATURE OF THE BUSINESS AND SEGMENT INFORMATION

 Mosinee Paper Corporation was incorporated in Wisconsin in 1910. The manufacture, converting and sale of paper is the company's only line of business. During 1996, the company realigned three operating divisions into the Specialty Papers Division. The company's operations are now divided among its Specialty Papers Division and the Towel and Tissue Division.

 THE SPECIALTY PAPERS DIVISION

 The Specialty Papers Division consists of the company's Pulp and Paper Division ("Pulp and Paper"), The Sorg Paper Company ("Sorg Paper"), and the Mosinee Converted Products Division ("Converted Products")

     PULP AND PAPER
 Principal products of Pulp and Paper include industrial crepe, masking, gumming, converting and wax-laminating, foil laminating, flame resistant, specialty metal interleaver, cable wrap, electrical insulation, pressure sensitive backing, toweling, water base and film coating, ink-jet printing, packaging, saturating, and grease-resistant papers and toweling.

 Pulp and Paper products are sold directly to manufacturers and converters, mainly in the U.S., in the following industries: housing, steel, aluminum, and other metal, masking tape and masking paper, electrical cable, wire and components, automotive, general converters, composite can packaging and filter.

     SORG PAPER
 Sorg Paper produces deep-color and white tissue (facial quality, napkin, and tablecloth), filter paper (vacuum bag, food cooking, and humidity filter); decorative laminates (print base, solid color core, alpha overlay, and barrier), and report, menu, construction, U.V. blocker, latex label, photo background, vulcanizing, perforating tape, flame-resistant, blotting, soapboard/soapwrap, and saturating papers.

 Sorg Paper sells directly to manufacturers and converters with limited marketing through paper brokers and distributors mainly in the U.S., in the following industries: housing, consumer product packaging, home appliances, filters, printing, advertising and promotion, communication, food processing, consumer and commercial goods, soap and soapwrap, saturators, and specialized industrial converters.

     CONVERTED PRODUCTS
 Converted Products is a specialty producer which serves the division's traditional markets as well as providing new specialty products. Traditional products include wax-laminated and converted paper products such as roll, ream and skid wrap paper, roll headers, can body stock, cold seal packaging, fabric softener, and impregnated medium papers and non-wovens. Newer specialty products result from laminating and coating facilities that produce adhesives, latexes, grease barriers and cohesives.

 Converted Products sells to manufacturers and converters in the U.S. in the paper, composite can, corrugated container, industrial packaging and consumer products industries.

 TOWEL AND TISSUE DIVISION

 Operating as the Towel and Tissue Division of the company, Bay West Paper Corporation ("Bay West") produces, converts and sells towel and tissue paper products primarily for the commercial and institutional wash room products markets. Towel and Tissue Division products include washroom roll and folded towels, soaps, a variety of towel, tissue and soap dispensers, windshield folded towels, industrial wipes, tissue products, dairy towels and household roll towels.

 Towel and Tissue Division products are sold under the "Bay West" trade and service marks almost exclusively through sanitary maintenance suppliers and paper distributors in the U.S. and several foreign countries for use in the following markets: industrial and commercial washroom, educational institutions, health care industry, dairy, and automotive service.

 EXPORT SALES

 Mosinee Paper International, Inc. administers export sales and acts as a commissioned sales agent for the export sales of the company and has elected to be treated as a foreign sales corporation, or FSC, for federal income tax purposes. During 1996, export sales of the company's products amounted to approximately $29 million.

 SUPPORT OPERATIONS

 Mosinee Holdings, Inc., operates a power plant in Middletown, Ohio to provide steam and electricity to Sorg Paper and Bay West's towel and tissue paper mill located there. Pulp wood is produced by the Mosinee Industrial Forest (see "Raw Materials").

 RAW MATERIALS

 For paper making operations, fiber represents approximately half of the cost of paper. The company satisfies its fiber requirements using virgin fiber from pulpwood and chips, purchased bleached pulp and both pre- and post-consumer waste or recyclable papers. The types of paper being made and their intended uses determine the type or quality of the fiber used.

 During 1996, Pulp and Paper required 34,000 tons, or 27% of total fiber requirements, of bleached pulp which it purchased on the open market. The average cost of this bleached pulp began the year at $870 per ton and steadily decreased to the year-end average cost of $505 per ton. The balance, representing unbleached pulp, was produced at its kraft pulp mill.

 Wood for Pulp and Paper's pulp mill is produced at its Mosinee Industrial Forest in northwestern Wisconsin and purchased from private landowners, public forests, and from other forest product manufacturers. During 1996, Pulp and Paper consumed 31,000 cords of pulpwood, or 15% of its total wood requirements, from its own forests. The balance was available on the open market. The average price for market pulpwood remained virtually the same throughout the year. The availability of adequate pulpwood and chips is satisfactory with prices expected to rise slightly during 1997.

 Sorg Paper is a non-integrated paper manufacturer and must purchase all required fiber on the open market. During the year Sorg used 27,000 tons of bleached pulp, or 69% of its fiber requirements at an average cost per ton ranging from $677 at the start of the year to $446 per ton by year-end. The balance of purchased fiber represented waste papers, generally pre-consumer, available from printers and other paper converters. Pulp remains readily available with price being subject to market demand.

 Converted Products utilizes linerboard and various waxes to produce its laminated papers. Linerboard, purchased from large paper mills in the United States, was in adequate supply during 1996 as a result of significant additional capacity in North America. As a result, linerboard producers experienced flat or declining pricing during the year.

 Most of the Towel and Tissue Division's fiber requirements are produced from its deink and direct entry systems. The fiber source for these systems is low grade recyclable waste papers. Costs per ton of fiber in 1996 varied, but the average cost was substantially lower than 1995. The Towel and Tissue Division consumed over 145,000 tons of pre- and post-consumer waste papers during the year.

 All other chemicals, dyes and sundry raw materials have remained readily available with no anticipated shortages seen during 1997.

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

 SEASONAL NATURE OF BUSINESS

 None of the products manufactured and sold by the company are seasonal in nature. Unit shipments by the Towel and Tissue Division, however, are moderately higher during the summer and early fall months.

 WORKING CAPITAL

 As is customary in the paper industry, the company carries adequate amounts of raw materials and finished goods inventory to facilitate the manufacture and rapid delivery of paper products to its customers.


 MAJOR CUSTOMERS

 No single customer accounted for 10% or more of consolidated net sales during 1996.

 BACKLOG

 The sales backlog at year-end was over $17 million, up $3 million from the prior year-end, and is at a manageable level. The backlog was over $12 million at specialty paper operations, and amounted to approximately thirty-six days. Backlogs at converting facilities, where customer orders are serviced from inventories, generally represent orders being prepared for shipment. Backlogs at all operations existing at year-end are expected to be shipped during 1997.

 COMPETITIVE CONDITIONS

     SPECIALTY PAPERS DIVISION
 Competition in the paper industry in general has been strong as capacity in excess of demand for many grades of paper has heightened pricing pressure. The tissue portion of the industry saw previous year over capacity amounts being absorbed by higher demand resulting from a strong economy throughout the year.

 The Specialty Papers Division competes in many different niche markets. The highly technical nature of specialty paper limits competition since not all paper mills can produce the required papers. The competition is generally based more upon quality and service to the customer than price. However, as quality and service are improving at most paper manufacturers and becoming expected attributes of the product, price competition has begun to intensify among competitors in specialty grades. The less technical specialty grades of paper encounter more price competition since more paper mills have the capability to produce them. Additionally, if demand for commodity grade papers declines, producers of these commodity grades temporarily may venture into the less technical specialty grades to maintain production volumes, thereby increasing price competition. The Specialty Papers Division was successful in raising selling prices for paper made from pulpwood but had to pass through price decreases for paper made from purchased pulp as these pulp costs decreased throughout the year.

 Competition in several grades of paper made from Pulp and Paper's natural kraft pulp comes from other full-integrated large paper companies, such as Thilmany Paper, Longview Fibre Company and Gilman Paper Company. Competition in grades of paper made from market pulp comes from several non-integrated specialty paper mills and large integrated paper companies such as James River Corporation and Little Rapids Paper Company.

 Competition for Sorg Paper products is from both non-integrated specialty mills and larger integrated paper companies. Competitors in Sorg's major paper grades of decorative, soapboard, saturating base and vacuum bag include James River Corporation, Mead Paper, PWA, Inc., Kimberly Clark, Dexter, Fletcher and Monadnock.

 Wax-laminated and converted products compete with several similar sized producers. Competition is primarily focused on price. Additionally, wax-laminated roll wrap, for paper products sold in roll form by paper mills, competes with polywrap as an alternative roll wrap material.

 Competition in roll wrap comes from other wax and poly laminators and includes Laminated Papers, Sonoco Products, Bonar Packaging, Ltd., Fortifiber, Inc., Ludlow, Simplex and Fiberlam, Inc. Ream wrap competes primarily with wax-laminated producers such as Sonoco Products.

     TOWEL AND TISSUE DIVISION
 Competition for the Towel and Tissue Division in the commercial and institutional markets is among several large paper companies. Although the Division is growing, it is one of the smaller competitors in this market.

 Competition for the Towel and Tissue Division comes from major integrated paper companies who service consumer and food service markets as well as the industrial and institutional sanitary markets concentrated on by Bay West. Major competitors include Fort Howard Paper Co., James River Corporation, Georgia Pacific, Kimberly Clark, Wisconsin Tissue Mills, Inc.

 RESEARCH AND DEVELOPMENT

 The company is involved in research and development activities at all locations. Generally, research at specialty paper operations occurs in both the laboratory and on the paper machines in the form of trial runs. Research at converting facilities is limited to development, often in conjunction with suppliers, on new laminating compounds. Tissue operations perform trial run research in both deinking and paper production to improve product capability and quality. Additionally, research is conducted to improve existing, and develop the next generation, of product dispensers. The amounts spent on research activities are not material in relation to total operating expenses.

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

 Additional information concerning the company's status as a potentially responsible party and other environmental matters can be found in Item 3, Legal Proceedings, and in Note 13 of the Notes to Consolidated Financial Statements, page 45. As noted therein, the company is of the opinion that any costs associated with environmental claims will not have a material adverse effect on the company's operations, liquidity or consolidated financial condition.

 EMPLOYEES

 The company had 1,303 employees at the end of 1996. Most hourly employees are covered under collective bargaining agreements. Labor agreements at the Pulp and Paper Division and Bay West's Middletown, Ohio mill will
 remain in effect until 2000 and 1999, respectively.   The 1993 labor
 agreement at Sorg Paper will expire in 1997. The company expects that a new multi-year contract will be negotiated. The company considers its relationship with its employees to be excellent.

 Eligible employees participate in retirement plans and group life, disability and medical insurance programs.

 EXECUTIVE OFFICERS OF THE COMPANY

 The following information relates to executive officers of the Company as of March 19, 1997:

     SAN W. ORR, JR., 55
     Chairman of the Board since 1987
     Director since 1972, Vice Chairman of the Board (1978-1987)
     Also Attorney, Estates of A.P. Woodson & Family and
     Chairman of the Board of Wausau Paper Mills Company, Vice Chairman of the Board of MDU Resources Group, Inc., and a director of Marshall & Ilsley Corporation

     RICHARD L. RADT, 65
     Vice Chairman of the Board since August, 1993
     Director since 1988
     Previously, President and Chief Executive Officer (1987-1993) and President and Chief Executive Officer of Wausau Paper Mills Company (1977-1987)

     DANIEL R. OLVEY, 48
     President and Chief Executive Officer since August, 1993,
     Director since August, 1993
     Previously, Executive Vice President and Chief Operating Officer (1992-1993), Group Vice President-Specialty Paper (1991-1992), Vice President-Finance; Secretary and Treasurer (1989-1991); Vice President Finance, Secretary and Treasurer, Wausau Paper Mills Company (1985-
     1989)

     GARY P. PETERSON, 48
     Senior Vice President-Finance, Secretary and Treasurer since August,
     1993
     Previously, Vice President-Finance (1991-1993); partner, Wipfli Ullrich Bertelson CPAs (1981-1991).

     STUART R. CARLSON, 50
     Senior Vice President, Specialty Papers,
     Previously, Senior Vice President-Administration (August, 1993-August,
     1996); Vice President-Human Resources (1991-1993); Director of Human Resources, Georgia Pacific, Inc. (1990-1991) and Corporate Director of Industrial Relations, Great Northern Nekoosa Corporation (1989-1990)

     DAVID L. CANAVERA, 47
     Senior Vice President, Towel and Tissue since August, 1996 Previously, Vice President and General Manager, Bay West (May, 1994 to August,
     1996); Vice President - Resident Manager, Bay West (Harrodsburg, October, 1993 to May, 1994; Middletown, December 1993 to May, 1994).

     DENNIS M. URBANEK, 52

     Vice President, Engineering and Environmental Services since August,
     1996
     Previously, Vice President and General Manager, Pulp and Paper Division (June, 1992 to August, 1996) and Vice President and General Manager, Sorg Paper (November 1990 to June, 1992).

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

 This Form 10-K, each of the company's annual reports to shareholders, Forms 10-K, 8-K, and 10-Q, proxy statements, prospectuses, and any other written or oral statement made by or on behalf of the company subsequent to the filing of this Form 10-K may include one or more "forward-looking statements" within the meaning of sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 as enacted in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Expressions of the company's or company officers' beliefs or expectations that certain events may occur or are anticipated, projections and statements of expectations with respect to any aspects of the company's business (including, but not limited to, net income, the availability or price of raw materials, or customer demand for company products), the company's stock performance, the industries within which the company operates, the economy, and any other expressions of similar import or covering other matters relating to the Company or its operations, identify such forward-looking statements of the company. In making forward-looking statements within the meaning of the Reform Act, the company undertakes no obligation to publicly update or revise any such statement.

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

 <bullet> Changes in the price of raw materials, principally pulp, wastepaper and linerboard. A substantial portion of the company's raw materials are purchased on the open market and price changes could have a significant impact on the company's costs. In particular, fiber represents approximately half the cost of making paper and significant price increases for fiber could materially affect the company's financial condition. Raw material prices will change based on supply and demand on a worldwide spectrum. Wood costs can also be impacted by availability, environmental issues or other variables.

 <bullet> Unforeseen operational problems at any of the
          company's facilities causing significant lost production and/or cost issues.

 <bullet> Significant changes to the company's strategic plans such as a major acquisition or expansion, or failure to successfully execute major capital projects or other strategic plans.

 <bullet> Changes in laws or regulations which affect he
          company. The paper industry is subject to stringent environmental laws and regulations and any changes required to comply with such laws or regulations may increase the company's capital expenditures and operating costs.


 ITEM 2. PROPERTIES.

 The company's corporate headquarters are located in Mosinee, Wisconsin. The building, which is owned by the company, was constructed in 1985, and consists of approximately 38,000 square feet. Executive officers and a corporate staff of approximately 15 persons who perform corporate accounting and financial, human resource and MIS services are located in the corporate headquarters.

 The following paragraphs provide information on the location and general character of the company's facilities, including their productive capacity and extent of utilization.

 SPECIALTY PAPERS DIVISION

     PULP AND PAPER
     LOCATION AND CAPACITY

     Mosinee, WI
     Number of employees: 515
                        Practical           1996        Operating
     Product        Capacity* (Tons)    Actual (Tons)     Rate
     Paper               112,100           110,700         99%
     Pulp                 92,500            92,300        100%

     SORG PAPER

     LOCATION AND CAPACITY

     Middletown, OH
     Number of employees: 192
                        Practical            1996      Operating
     Product        Capacity* (Tons)    Actual (Tons)     Rate
     Paper               33,200             32,640         98%

     CONVERTED PRODUCTS

     LOCATION AND CAPACITY

     Columbus, WI
     Number of employees: 50

     Jackson, MS
     Number of employees: 20
                       Practical             1996      Operating
     Product        Capacity* (Tons)    Actual (Tons)     Rate
     Laminated
     Papers            145,000              41,600         29%

 TOWEL AND TISSUE DIVISION

     LOCATION AND CAPACITY

     Towel and Tissue Paper Mill
     Middletown, OH
     Number of employees: 159
                       Practical             1996      Operating
     Product        Capacity* (Tons)    Actual (Tons)      Rate
     Towel               63,000             58,000          92%
     Tissue              35,000             32,000          91%
     Deink Pulp         105,000             95,000          90%

     LOCATION AND CAPACITY

     Harrodsburg, KY
     Number of employees: 336
                       Practical             1996      Operating
     Product        Capacity* (Tons)    Actual (Tons)     Rate
     Converted
     Towel & Tissue      129,000            94,000         73%

 MOSINEE INDUSTRIAL FOREST

     LOCATION AND CAPACITY

     Solon Springs, WI
     1996 production: 35,500 cords
     1996 acreage: 82,700 acres

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

 In 1986, the Wisconsin Department of Natural Resources ("DNR") nominated a landfill, for which the company may be a potentially responsible party, for inclusion by the Environmental Protection Agency ("EPA") on the National Priorities List ("NPL"). The EPA has not placed the landfill on the NPL nor has any other action been taken by the DNR or the EPA. The company has contributed its allocated portion of the cost of remediation of a second landfill pursuant to a cost sharing agreement and remediation work at the site is now complete.

 Based on information now available to the company, the company believes that any additional costs associated with these landfills will not have a material adverse effect on the company's operations, liquidity or consolidated financial condition.

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

                              PART II


 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
 MATTERS.

     The company's common stock is traded on The Nasdaq Stock Market under the symbol MOSI. The number of shareholders of record as of February 26, 1997 was 1,710. In addition, the company has received identification of 5,277 non-objecting beneficial owners who own stock in "street name" or who are institutional owners. The company also believes that it has approximately 850 beneficial owners who either did not reply or who object to being disclosed. The total estimated number of shareholders as of February 26, 1997 is 7,837. Information related to high and low closing prices and dividends is set forth on page 43 A description of certain dividend restrictions under the company's credit agreement is set forth in
 Note 7 of the Notes to Consolidated Financial Statements, page 15.

 ITEM 6. SELECTED FINANCIAL DATA.
 ($ thousands except share data)

                                  1996         1995        1994        1993        1992
 Net Sales                      $314,490     $305,570    $266,707    $244,821    $225,512
 Cost of sales                   230,485      249,077     217,502     201,317     195,034
 Gross profit                     84,005       56,493      49,205      43,504      30,478
 Operating expenses               34,479       26,787      23,234      25,147      23,287
 Income from operations           49,526       29,706      25,971      18,357       7,191
 Interest expense                  4,412        6,066       5,010       6,040       7,685
 Other income (expense)(2)          (165)       1,470         580       5,070         553
 Income before income taxes       44,949       25,110      21,541      17,387          59
 Income taxes                     18,050        9,925       8,500       7,750          22
 Net income (loss)(1) (3)         26,899       15,185      12,291       9,637      (8,500)

 Net cash provided by
   operating activities           56,418       30,902      25,926      26,936      16,201
 Working capital                  27,349       26,650      26,312      21,295      13,413
 Capital additions                19,095       17,741      20,377      12,663      14,314
 Depreciation, amortization
   and depletion                  18,064       16,633      15,684      15,017      15,839
 Total assets                    285,029      272,945     265,083     252,061     247,702
 Long-term debt                   48,332       79,307      91,383      96,260     100,000
 Stockholders' equity            123,897      101,192      88,851      79,133      72,070
 Total capitalization            172,229      180,499     180,234     175,393     172,070

 Common stock:
   Net income (loss) per
     share(1)(3)(4)(5)              2.56         1.44        1.16         .92        (.83)
   Book value per share(4)(5)      11.85         9.65        8.48        7.55        6.87
   Dividends declared
     per share (4)(5)                .32          .27         .25         .25         .25
   Weighted average shares
     outstanding (4)(5)       10,479,805   10,483,014  10,483,014  10,483,014  10,427,009
   Number of stockholders
     at year-end                   6,399        4,521       4,626       4,488       4,804

 (1) 1992 reflects the cumulative effect of a change in accounting principle of $8.5 million expense for the adoption of SFAS No. 106.
 (2) 1993 other income reflects $5.5 million for a patent infringement suit award.
 (3) 1994 reflects the cumulative effect of a change in accounting principle of $750 thousand expense for adoption of SFAS No. 112.
 (4)  Prior year share data restated for the May, 1995 10% stock dividend.
 (5) Prior year share data restated for the May, 1996 four-for-three stock split.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATION.
 OPERATIONS REVIEW

     NET SALES

     ($ THOUSANDS)              1996        1995        1994
 Net sales                    $314,490    $305,570    $266,707
 Percent increase                  3%         15%          9%

 Sales increased $9 million, or 3%, over the prior year. The company's Bay West subsidiary increased sales $13 million due to large volume increases, while sales volume at the company's specialty paper operations increased slightly from the prior year. These volume increases were offset dramatically by selling price reductions principally due to lower raw material costs partially passed through to customers.

 In 1995, sales increased $39 million, or 15% over the prior year. During the first half of 1995, the strong economy increased demand in most areas of the paper industry. At the same time, raw material costs increased dramatically. Both factors propelled selling prices with little net gain in margins. Selling prices continued to increase at our Bay West operations in the last half of the year while specialty paper prices remained relatively constant. In summary, price and product mix accounted for the annual change in sales dollars from 1995 to 1994, while volume remained constant.

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

     GROSS PROFIT ON SALES
        ($ thousands)          1996         1995       1994
 Gross profit on sales       $84,005      $56,493    $49,205
 Percent increase              49%          15%        13%
 Gross profit margin           27%          18%        18%

 In 1996, gross profit of $84 million increased 49% over the $56 million reported in 1995. The gross profit margin for 1996 rose to 27% from the 18% reported last year due to lower raw material costs for pulp and wastepaper and continued emphasis on cost reduction and operating efficiency at all of the company's operating locations.

 In 1995, gross profit of $56 million increased 15% over the $49 million reported in 1994. Gross profit margins remained relatively constant from year to year, but increased dramatically in the last quarter of 1995 to

 21% because of improved selling prices and lower raw material costs at the Bay West facility. Bay West's selling prices continued to increase throughout the year, while raw material costs increased during the first half of 1995 and then rapidly decreased in the second half of the year resulting in a significant change in gross margin. Specialty paper margins remained constant at our Pulp and Paper facility, while Sorg's margins were negatively impacted because selling prices did not keep pace with pulp cost increases.

 In 1994, gross profit rose to $49 million, an increase of 13% over the $44 million reported the prior year. Gross profit margins remained at 18%. Increased productivity at the Bay West facilities, along with higher volumes and an improved mix of product sold at all other units, contributed to the increase in gross profit.

     OPERATING EXPENSES
        ($ THOUSANDS)                  1996               1995             1994
 Selling                             $11,157            $10,383          $ 9,857
 Percent increase                        7%                 5%               7%
 Administrative                       23,322             16,404           13,377
 Percent increase/(decrease)            42%                23%             (16%)
 Total operating expenses             34,479             26,787           23,234
 Percent increase/(decrease)            29%                15%             ( 8%)
 As a percent of net sales              11%                 9%               9%

 Selling expenses increased $0.8 million in 1996 over 1995. Increased employee incentive compensation and retirement plan costs, promotional expenses and general inflation account for the majority of the increase.

 Administrative expenses increased $7 million in comparison to prior year levels. Included in administrative expenses are charges for the company's management incentive programs, such as the Stock Appreciation Rights Plans
 (SAR), which are based upon the company's stock price. During 1996, increases in the market price for the company's stock resulted in a charge of $5.7 million compared to $0.9 million in 1995. The balance of the increase was comprised principally of increased incentive compensation expense and retirement plan expenses along with general inflationary increases.

 Selling expenses increased $0.5 million in 1995 over 1994. Increased employee relocation costs, promotional expenses and general inflation account for the majority of the increase.

 Administrative expenses increased $3 million from 1994 to 1995. During 1995, the market price for the company's stock increased, resulting in a charge of $0.9 million compared to a credit of $1 million in 1994 for the company's management incentive programs. The balance of the difference of $1.1 million is comprised principally of increased incentive compensation expense, retirement plan expenses and legal expenses along with general inflationary increases.

 Selling expenses increased $0.6 million in 1994. General inflationary increases for salaries and wages along with increased selling incentive compensation and higher advertising and promotional expenses, primarily at Bay West, offset reductions in other costs and accounted for the overall increase.

 The $2.5 million decline in administrative expenses in 1994 from the prior year level was caused principally by the SAR plans. During 1994, the market price for the company's stock declined, resulting in a credit of $1 million compared to a charge of $1.7 million in 1993. Salaried employment reductions and cost reduction program efforts offset general inflationary increases and increased costs to the company's 401(k) plans resulting from increased company earnings.

     INCOME FROM OPERATIONS
          ($ THOUSANDS)         1996         1995         1994
 Income from operations       $49,526      $29,706      $25,971
 Percent increase                 67%         14%          41%

 The record 1996 income from operations of nearly $50 million out distanced last year's record of nearly $30 million by 67%. The moderate sales increase along with the large decrease in cost of goods sold due to lower raw material costs accounted for most of the improvement.

 In 1995, income from operations rose to $30 million, 14% over the prior year. Increased selling prices and improved Bay West profit margins, combined with aggressive cost reduction programs in all operating units led to the improvement.

 In 1994, income from operations increased to $26 million, $8 million ahead of 1993's level of $18 million. Strong sales volumes and some needed relief in pricing along with cost reduction efforts principally accounted for the improvement.

     OTHER INCOME AND EXPENSES
 ($ THOUSANDS)                        1996       1995       1994
 Interest expense                    $4,412     $6,066     $5,010
 Percent increase/(decrease)           (27%)       21%       (17%)
 Other income/(expense)                (165)     1,470        580

 For 1996, interest expense on commercial paper and other long-term debt decreased $1.7 million from the prior year due to a significant reduction in the debt level and minor reductions in the average interest rate.

 Interest expense on commercial paper and other long-term debt totaled $6.1 million in 1995 compared to $5 million in 1994. Higher interest rates offset lower borrowing resulting in the $1.1 million increase.

 Other expense of $0.2 million in 1996, resulted principally from a $0.4 million abandonment of old equipment at two of the company's locations offset by other disposal gains. Other income of $1.5 million in 1995 and $0.6 million in 1994 resulted principally from the sale of timberlands incompatible with the company's fiber needs.

     INCOME TAXES
            ($ THOUSANDS)         1996           1995            1994
 Income tax provision           $18,050         $9,925          $8,500
 Percent increase                   82%            17%             10%
 Effective tax rate               40.2%          39.5%           39.5%

 The income tax provision varies with reported income, and federal, state and local tax rates. The 1996, 1995 and 1994 provisions increased due to continued improvement in earnings. The 1996 effective tax rate is up slightly from the 39.5% reported for 1995 and 1994.

     NET INCOME
        ($ THOUSANDS)         1996          1995          1994
 Net income                 $26,899       $15,185       $12,291
 Percent increase               77%           24%           28%
 Net income per share*         2.56          1.44          1.16
 Percent increase               78%           24%           26%

     * All applicable information has been restated for 1996 four-for-three stock split and the 1995 10% stock dividend.

 Reflecting the above, record net income for 1996 of $26.9 million, or $2.56 per share, rose $11.7 million over the prior year level of $15.2 million, or $1.44 per share.

 Net income for 1995 of $15.2 million, or $1.44 per share, rose $2.9 million over the prior year level of $12.3 million, or $1.16 per share.

 Net income in 1994 of $12.3 million was impacted by Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for
 Postemployment Benefits. SFAS No.112 was adopted as of January 1, 1994, the required adoption date, by recognizing a cumulative effect expense of $750,000, net of income taxes of $400,000.

 LIQUIDITY AND CAPITAL RESOURCES
     CASH FLOW AND WORKING CAPITAL

          ($ THOUSANDS)               1996          1995          1994
 Cash provided by operating
   activities                       $56,418       $30,902       $25,926
 Percent increase/(decrease)            83%           19%           (4%)
 Working capital                     27,349        26,650        26,312
 Percent increase                        3%            1%           24%
 Current ratio                        1.6:1         1.6:1         1.7:1

 Cash provided by operating activities for 1996 increased 83% over 1995 and rose to $56.4 million, an all-time record level. The increase in net income of $11.7 million along with the change in working capital needs of $4.7 million offset by other non-cash activities account for the change. Increased inventory quantities more than offset raw material cost decreases and was the principal for the increase in inventory investment of $7.6 million. Improved cash collection efforts during the year reduced receivables by $2.9 million over 1995, even as sales increased. Income tax paid was reduced due to the utilization of alternative minimum tax credit carryover.

 Capital expenditures were $21.1 million in 1996 compared to $16.7 million in 1995. Proceeds from capital asset disposals, principally timberland sales, were $0.5 million, a decrease of $1.1 million from 1995. Major capital spending in 1996 was for converting equipment and general paper mill improvements and replacements.

 The strong cash flow and a conservative approach to capital spending allowed for sufficient cash to reduce the outstanding debt by $31 million and return $3.2 million in cash dividends to shareholders.

     DEBT AND EQUITY
       ($ THOUSANDS)                1996           1995          1994
 Long-term debt                  $ 48,332       $ 79,307      $ 91,383
 Stockholders' equity             123,897        101,192        88,851
 Total capitalization             172,229        180,499       180,234
 Debt/capitalization ratio            28%            44%           51%

 While the company's financing arrangements do not require scheduled repayments of its long-term debt, the company repaid $31 million of long-term debt outstanding during the year. This reduction exceeded the company's goal of $12 million established at the beginning of the year. The ratio of long-term debt to total capitalization of 28% improved from the prior year reflecting an increase in stockholders' equity due to stronger earnings and a lower level of debt.

 In 1994, the company refinanced a portion of its existing debt by entering into a $20 million unsecured five-year loan with a fixed rate of 7.83%. Its unsecured credit facility of $110 million was reduced to $90 million near the end of 1994, then to $65 million in October 1996 and remains at that level at December 31, 1996. The company utilizes up to $50 million of this credit agreement to support its participation in the commercial paper markets. At year-end, approximately $13 million of commercial paper was outstanding and classified as long-term debt.

 Management believes that with prior years' major expansions running close to designed levels, proper staffing now in place and a continued stable economy, cash flow from operations will adequately allow for partial repayments of existing debt, planned capital expenditures for property and equipment of $45 million next year, and the appropriate repurchase of company stock as authorized by the company's Board of Directors.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 Management's Responsibility For Financial Reporting ..........23

 Auditor's Report .............................................24

 Consolidated Balance Sheets ..................................25

 Consolidated Statements of Stockholders' Equity ..............26

 Consolidated Statements of Income ............................27

 Consolidated Statements of Cash Flows ........................28

 Notes to Consolidated Financial Statements ...................29

 Schedules ....................................................49

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

     DANIEL R. OLVEY             GARY P. PETERSON
     President and               Sr. Vice President - Finance
     Chief Executive Officer     Secretary and Treasurer

 REPORT OF INDEPENDENT ACCOUNTANTS

 To the Shareholders and Board of Directors
 Mosinee Paper Corporation
 Mosinee, Wisconsin

 We have audited the accompanying consolidated balance sheets of Mosinee Paper Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of stockholders' equity, income and cash flows for each of the years in the three year period ended December 31, 1996 and the supporting schedule listed in the accompanying index to financial statements. These financial statements and supporting schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and supporting schedule based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mosinee Paper Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and cash flows for each of the years in the three year period ended December 31, 1996, and the supporting schedule presents fairly the information required to be set forth therein, all in conformity with generally accepted accounting principles.

 As discussed in Note 3 to the consolidated financial statements, the company changed its method of accounting for postemployment benefits in 1994.

 We hereby consent to the incorporation by reference of this report in the Registration Statements on Form S-8 filed with the Securities and Exchange Commission by Mosinee Paper Corporation on October 20, 1995.



 January 30, 1997            WIPFLI ULLRICH BERTELSON LLP
 Wausau, Wisconsin

            MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
     ($ thousands)                                     As of
                                                    December 31,
                                                  1996       1995
 ASSETS
 Current assets:
   Cash and cash equivalents                   $  3,150    $  2,416
   Receivables, net                              23,407      26,533
   Inventories                                   41,254      33,641
   Deferred income taxes                          7,225       4,799
   Other current assets                             311         364
     Total current assets                        75,347      67,753
 Property, plant and equipment, net             199,475     196,565
 Other assets                                    10,207       8,627
 TOTAL ASSETS                                  $285,029    $272,945

 LIABILITIES
 Current Liabilities:
   Accounts payable                            $ 18,262    $ 20,583
   Accrued and other liabilities                 27,316      19,389
   Accrued income taxes                           2,420       1,131
     Total current liabilities                   47,998      41,103

 Long-term debt                                  48,332      79,307
 Deferred income taxes                           35,538      24,646
 Postretirement benefits                         16,125      15,001
 Other noncurrent liabilities                    11,884      10,441
     Total liabilities                          159,877     170,498
 Commitments and contingencies                    --          --
 Preferred stock of subsidiary                    1,255       1,255

 STOCKHOLDERS' EQUITY
 Preferred stock - $1 par value,
  authorized 1,000,000 shares, none issued
 Common stock - No par value
     - 30,000,000 shares authorized              58,678      58,678
 Retained earnings                               83,763      60,216
     Subtotals                                  142,441     118,894
 Treasury stock at cost                         (18,544)    (17,702)
     Total stockholders' equity                 123,897     101,192

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $285,029    $272,945

 See accompanying notes to consolidated financial statements.

                  MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 ($ thousands except              COMMON STOCK    Additional                               Common
     Total
 share data)                                                                               Stock
     Stock-
                               Shares             Paid-In  Retained   Treasury Stock       Shares
     holder's
                               Issued     Amount  Capital  Earnings  Shares      Amount
Outstanding  Equity
 Balances December 31, 1993  10,393,823  $25,984  $13,851   $56,986  (3,245,380) ($17,688) 7,148,443   $79,133
 Net income, 1994                                            12,291                                     12,291
 Cash dividends declared on
   Mosinee common stock                                      (2,573)                                    (2,573)
 Balances December 31, 1994  10,393,823   25,984   13,851    66,704  (3,245,380)  (17,688) 7,148,443    88,851
 Net income, 1995                                            15,185                                     15,185
 Cash dividends declared on
   Mosinee common stock                                      (2,830)                                    (2,830)
 Elimination of par value                 13,851  (13,851)
 10% Stock dividend           1,039,382   18,843            (18,843)   (325,085)      (14)   714,297      ( 14)
 Balances December 31, 1995  11,433,205   58,678        0    60,216  (3,570,465)  (17,702) 7,862,740   101,192
 Net income, 1996                                            26,899                                     26,899
 Cash dividends declared on
   Mosinee common stock                                      (3,352)                                    (3,352)
 Four-for-three stock split   3,811,068                              (1,190,156)           2,620,912
 Purchases of treasury                                                  (29,971)     (842)   (29,971)     (842)
 shares
 BALANCES DECEMBER 31, 1996  15,244,273  $58,678       $0   $83,763  (4,790,592) ($18,544)10,453,681  $123,897

 See accompanying notes to consolidated financial statements.

                  MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
 ($ thousands except share                         For the Years
 data)                                           Ended December 31,
                                         1996          1995           1994
 Net sales                             $314,490      $305,570       $266,707
 Cost of sales                          230,485       249,077        217,502

 Gross profit on sales                   84,005        56,493         49,205

 Operating expenses:
   Selling                               11,157        10,383          9,857
   Administrative                        23,322        16,404         13,377

     Total operating expenses            34,479        26,787         23,234

 Income from operations                  49,526        29,706         25,971
 Other income (expense):
   Interest expense                      (4,412)       (6,066)        (5,010)
   Other                                 (  165)        1,470            580
 Income before income taxes and
   cumulative effect adjustment          44,949        25,110         21,541
 Provision for income taxes              18,050         9,925          8,500
 Income before cumulative effect
   of a change in accounting
   principle                             26,899        15,185         13,041
 Cumulative effect of a change in
   accounting principle (net of
   income taxes)                           -             -              (750)

 Net income                             $26,899       $15,185        $12,291

 Income per share before cumulative
   effect of a change in accounting
   principle                            $  2.56       $  1.44        $  1.24
 Cumulative effect of a change in
   accounting principle
   (net of income taxes)                   -             -          (   0.08)

 Net income per share                   $  2.56       $  1.44        $  1.16

 Weighted average common
   shares outstanding                10,479,805    10,483,014     10,483,014

 All share data has been restated for the 1996 four-for-three stock split and the 1995 10% stock dividend.

 See accompanying notes to consolidated financial statements.

                  MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the Years
                                                          Ended December 31,
      ($ thousands)                                 1996          1995         1994
 Cash flows from operating activities:
   Net income                                     $26,899       $15,185      $12,291
   Provision for depreciation, depletion
     and amortization                              18,064        16,633       15,684
   Recognition of deferred revenue                    (40)          (40)         (40)
   Provision for losses on accounts receivable        257           443          901
   Loss (gain) on property, plant and equipment
     disposals                                        223        (1,417)        (462)
  Deferred income taxes                             8,466         2,213        3,094
   Changes in operating assets and liabilities:
     Accounts receivable                            2,869        (  769)      (5,647)
     Inventories                                   (7,613)       (3,041)      (  144)
     Other assets                                  (3,831)       (1,907)      (3,339)
     Accounts payable and other liabilities         9,835         3,424        3,060
     Accrued income taxes                           1,289           178          528
 Net cash provided by operating activities         56,418        30,902       25,926

 Cash flows from investing activities:
   Capital expenditures                           (21,100)      (16,741)     (19,088)
   Proceeds from property, plant and
     equipment disposals                              457         1,556          647
 Net cash used in investing activities            (20,643)      (15,185)    ( 18,441)

 Cash flows from financing activities:
   Net payments under credit agreements           (30,975)      (12,076)     ( 4,878)
   Dividends paid                                 ( 3,224)      ( 2,766)     ( 2,573)
   Payments for purchase of treasury stock        (   842)      (    14)         --
 Net cash used in financing activities            (35,041)      (14,856)     ( 7,451)

 Net increase in cash and cash equivalents            734           861           34
 Cash and cash equivalents at beginning of year     2,416         1,555        1,521
 Cash and cash equivalents at end of year         $ 3,150       $ 2,416      $ 1,555

 Supplemental Cash Flow Information:
   Interest paid - net of amount capitalized      $ 4,710       $ 6,034      $ 4,575
   Income taxes paid                                8,296         6,734        4,877

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

 TAXES - Deferred tax assets and liabilities are determined based on the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense is the result of changes in the deferred tax asset and liability. The principal sources giving rise to such differences are identified in Note 10.
 PER SHARE DATA - Income per share is computed by dividing net income less Sorg Paper preferred stock dividends by the weighted average number of shares of common stock outstanding.

 2 - SEGMENT INFORMATION

 The company operates predominantly in the paper and allied products industry. The company formed Mosinee Paper International, Inc., a wholly-owned subsidiary located and domiciled in the U.S. Virgin Islands, to administer the export sales made by the company.

 3 - CHANGE IN ACCOUNTING POLICY

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

 4 - SUPPLEMENTAL BALANCE SHEET INFORMATION
 Supplemental information on certain balance sheet items consist of the following:

 ($ thousands)                                  December 31,
                                             1996         1995
     Receivables
       Trade                               $25,446     $ 28,498
       Other                                   857          848
                                            26,303       29,346
       Less: allowances                     (2,896)      (2,813)
                                           $23,407     $ 26,533
     Inventories
       Raw materials                       $18,154     $ 15,827
       Finished goods and work in
         process                            20,764       20,693
       Supplies                              8,944        8,896
                                            47,862       45,416
       Less: LIFO Reserve                  ( 6,608)     (11,775)
                                           $41,254     $ 33,641
     Property, plant and equipment
       Buildings                          $ 41,316     $ 35,984
       Machinery and equipment             314,517      308,944
       Totals                              355,833      344,928
       Less:  accumulated depreciation    (170,610)    (157,555)
     Net depreciated value                 185,223      187,373
       Land                                  2,162        2,162
       Timber and timberlands, net of
         depletion                           3,388        3,184
       Water power rights                      129          129
       Construction in progress              8,573        3,717
                                          $199,475     $196,565
     Accrued and other liabilities
       Payrolls                           $  4,415     $  3,336
       Vacation pay                          4,761        4,442
       Taxes, other than income              2,177        2,324
       Employee retirement plans             2,597        1,350
       Cash dividends declared                 836          708
       Insurance                             1,649        1,067
       Stock appreciation plans              4,730        3,833
       Interest                                274          643
       Other                                 5,877        1,686
                                          $ 27,316     $ 19,389

 5 - LEASES

 The company has no significant capital lease liabilities. The company has various operating leases for machinery and equipment, automobiles, office equipment and warehouse space.

 Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1996:

          ($ thousands)                    Operating Leases
          1997                                 $  946
          1998                                    765
          1999                                    616
          2000                                    355
          2001                                    107
          Total minimum lease payments         $2,789

 Rent expense for all operating leases of plant and equipment was $2,245,000 in 1996, $2,563,000 in 1995 and $2,834,000 in 1994.


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

 The net pension costs for all defined benefit pension plans consist of the following components:

          ($ thousands)               1996      1995      1994
          Service cost             $   950   $   775   $   801
          Interest cost              2,177     1,985     1,747
          Actual return on assets   (4,441)   (2,241)   (  315)
          Net amortization and
            deferral                 2,142    (  146)   (1,976)
          Net pension cost         $   828   $   373   $   257

 In 1995, various underfunded defined benefit pension plans of the company were merged with an overfunded defined benefit pension plan. The following sets forth the funded status of the company's defined benefit pension plans and the amounts reflected in the accompanying consolidated balance sheets:
                                                            DECEMBER 31,
 ($ thousands)                                  1996                            1995
                                     PLANS WITH        PLANS WITH       PLANS WITH     PLANS WITH
                                  ASSETS EXCEEDING       ASSETS     ASSETS EXCEEDING     ASSETS
                                     ACCUMULATED       LESS THAN       ACCUMULATED     LESS THAN
                                       BENEFIT        ACCUMULATED        BENEFIT      ACCUMULATED
                                     OBLIGATION         BENEFIT        OBLIGATION       BENEFIT
                                                      OBLIGATION                      OBLIGATION
 ACTUARIAL PRESENT VALUE OF
 BENEFIT OBLIGATIONS AT
 SEPTEMBER 30
 VESTED BENEFIT OBLIGATION           ($21,325)          ($964)          ($20,587)     ($   766)
 ACCUMULATED BENEFIT OBLIGATION      ($24,619)        ($1,829)          ($24,204)     ($ 1,359)
 PROJECTED BENEFIT OBLIGATION        ($27,599)        ($2,516)          ($27,145)     ($ 1,686)
 FAIR VALUE OF PLAN ASSETS AT
 SEPTEMBER 30                          28,551              --             25,505            --
 PROJECTED BENEFIT OBLIGATION
 (IN EXCESS OF) LESS THAN
 PLAN ASSETS AT SEPTEMBER 30              952         ( 2,516)          (  1,640)     (  1,686)
 UNRECOGNIZED NET LOSS (GAIN)        (  2,980)            757           (    436)          273
 UNRECOGNIZED PRIOR SERVICE COST          560             472                632           514
 UNRECOGNIZED INITIAL NET
   OBLIGATION (ASSET)                (  1,121)             93           (  1,280)          105
 UNRECOGNIZED ACQUISITION TAX
 BENEFIT                                  557              --                641            --
 CASH CONTRIBUTIONS TO PLANS
  SUBSEQUENT TO SEPTEMBER 30               --              12                 --            12
 ADJUSTMENT REQUIRED TO RECOGNIZE
   MINIMUM LIABILITY                       --           ( 647)                --       (   577)
 CONSOLIDATED BALANCE SHEETS AT
 DECEMBER 31                         ($ 2,032)       ($ 1,829)          ($ 2,083)     ($ 1,359)

 The projected benefit obligations at September 30, were determined using an assumed discount rate of 7.75% and 7.5% for 1996 and 1995, respectively, and assumed compensation increases of 5% in 1996 and 1995. The assumed long-term rate of return on plan assets was 9%. Plan assets consist principally of fixed income and equity securities and includes Mosinee Paper Corporation common stock of $3,459,000 and $2,253,000 in 1996 and 1995, respectively.

 The company's defined contribution pension plans, covering various salaried employees, provide for company contributions based on various formulas. The cost of such plans totaled $3,669,000 in 1996, $2,279,000 in 1995, and $2,100,000 in 1994.

 The company has deferred compensation or supplemental retirement agreements with certain present and past key officers, directors and employees. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. Certain payments, insignificant in amount, are charged to expense when paid. Costs charged to operations under such agreements approximated $157,000, $155,000, and $161,000 for 1996, 1995, and 1994, respectively.

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

 The net postretirement benefit costs consists of the following components:

 ($ thousands)                         1996      1995      1994
 Service cost                        $  658    $  474    $  467
 Interest cost                        1,443     1,195     1,046
 Net amortization and deferral          169         5        72
 Net postretirement benefit cost     $2,270    $1,674    $1,585

 The following table sets forth the accumulated postretirement benefit obligation (APBO) of the plans as reported in the accompanying consolidated balance sheets:
                                               December 31,
 ($ thousands)                             1996           1995
 Retirees and dependents                 ($8,812)       ($8,985)
 Fully eligible active participants      ( 2,217)       ( 1,964)
 Other active participants               ( 8,272)       ( 7,350)
 Total APBO                              (19,301)       (18,299)
 Unrecognized net loss                     3,176          3,298
 Accrued postretirement benefit cost    ($16,125)      ($15,001)

 The 1996 assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9%, declining by 1% annually for four years to an ultimate rate of 5%. The weighted average discount rate used was 7.75%. For 1995, the obligation was calculated using a health care cost trend rate of 10%, declining by 1% annually for five years to an ultimate rate of 5%. The weighted average discount rate was 7.5%.
 The effect of a 1% increase in the health care cost trend rate would increase the APBO by $2,174,000 or 11.3% and $2,039,000 or 11.1%, at
 December 31, 1996 and 1995, respectively. The effect of this change would increase the aggregate of the service cost and interest cost by $326,000 or 15.5% in 1996, $251,000 or 15.0% in 1995 and $262,000 or 16.5% in 1994.

 7 - LONG-TERM DEBT
 Long-term debt consists of the following:


     ($ thousands)                         December 31,
                                      1996             1995
     Commercial paper              $ 13,332         $ 34,307
     Revolving credit agreement      15,000           25,000
     Long-term note                  20,000           20,000
     Total                           48,332           79,307
     Less: current maturities           -                -
     Long-term debt                $ 48,332         $ 79,307

 The company has a commercial paper placement agreement to issue up to $50 million of unsecured debt obligations. The weighted average interest rate on commercial paper outstanding at December 31, 1996 was 5.7% and 6.0% at December 31, 1995. The amounts have been classified as long-term as the company intends, and has the ability, to refinance the obligations under the revolving credit agreement.

 A five year credit agreement with one bank as agent and certain financial institutions as lenders was established April 16, 1993 to issue up to $130 million of unsecured borrowing less the amount of commercial paper outstanding. There are no payments required until March 31, 1998, at which time, all outstanding amounts become due. Under the agreement, the company may reduce the commitment amount prior to March 31, 1998 without penalty. As of December 31, 1996, the commitment amount has been reduced to $65 million. The weighted average interest rate at December 31, 1996 was 5.8% and at December 31, 1995 was 6.0%. The agreement provides for various restrictive covenants, which includes maintaining minimum net worth, interest coverage and debt to equity ratios and limits dividend and other restricted payments to approximately $41 million.

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

 The aggregate annual maturities of long-term debt in future years is shown below:
     ($ THOUSANDS)      1997      1998       1999
                          -     $28,332    $20,000

 The annual maturities on the revolving credit agreement included in the above schedule are based on the amount outstanding at December 31, 1996. Annual maturities will be affected by future borrowing under the agreement.

 8 - INTEREST EXPENSE AND CAPITALIZED INTEREST
 ($ THOUSANDS)

                          Total                          Net
                         Interest       Capitalized    Interest
       December 31,      Expense         Interest      Expense
          1996           $4,601            $189        $4,412
          1995            6,247             181         6,066
          1994            5,143             133         5,010

 9 - PREFERRED SHARE PURCHASE RIGHTS PLAN

 On July 10, 1996, pursuant to the Rights Agreement dated July 1, 1996, the company paid a dividend of one preferred share purchase right (a "Right") for each outstanding share of the company's common stock. The Rights replace the rights granted to shareholders in 1986 which expired July 1996.

 In general, the Rights will not become exercisable until 10 days after a public announcement that a person has acquired 15% of the common stock or 10 business days after a person has announced a tender or exchange offer in which 15% or more of the common stock would be acquired. A "person" for purposes of the Rights, includes a group of affiliated or associated persons.

 Each Right provides that, when exercisable, the holder may purchase .01 share of Mosinee series A Junior Participating Preferred Stock ("Preferred Stock") at a price of $100. Each .01 share of Preferred Stock is entitled to a dividend equal to the dividend paid on a share of common stock (with a minimum of $.05 per quarter) and will have one vote. In the event that the company is liquidated, each .01 share of Preferred Stock would be entitled to a minimum liquidation preference of $1 and would otherwise receive the liquidation payment of a share of stock. In the event of a merger or other exchange involving the common stock, the holder of a share of Preferred Stock would receive the same amount as that received by the holder of a share of common stock.

 Once a person has acquired at least 15% of the common stock, a holder may exercise the Rights and receive, in lieu of Preferred Stock, common stock having a value equal to 200% of the exercise price of each Right. If a person has acquired at least 15% of the common stock and the company is acquired in a merger or similar transaction or 50% of its assets are acquired, the holder may exercise the Rights and receive, in lieu of Preferred Stock, common stock from the acquiring company which has a value of twice the exercise price of the Rights.

 The company may redeem the Rights for $.01 per Right before a person acquires 15% of the common stock. If a person acquires 15%, but has not yet acquired 50% of the common stock, the company may exchange one share of common stock for each Right.

 The Rights Agreement contains provisions to permit the Board of Directors to adjust the percentage of stock to be acquired by a person before the Rights become exercisable and to adjust, among other things, the exercise price, the redemption price and/or conversion amounts in the event of stock splits, stock dividends or other events which affect the number, classes or rights of the common stock. The Rights will expire on July 10, 2006 unless they are redeemed or exchanged earlier by the company as described above or are exercised by shareholders. The company has reserved 100,000 shares of preferred stock.
 10 - INCOME TAXES

     PROVISION FOR INCOME TAXES
 The provision for income taxes is as follows:

          ($ thousands)
                                       1996       1995       1994
          Current tax expense:
               Federal              $ 7,171     $6,443     $4,406
               State                  2,413      1,269      1,000
          Total current               9,584      7,712      5,406
          Deferred tax expense:
               Federal                8,374      1,820      2,880
               State                     92        393        214
          Total deferred              8,466      2,213      3,094
          Total provision for
            income taxes            $18,050    $ 9,925    $ 8,500

     RECONCILIATION FROM FEDERAL STATUTORY TO EFFECTIVE TAX RATE
 ($ thousands)
                              1996                  1995                  1994
                        AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
 Federal statutory
   rate                $15,731     35.0%      $8,789     35.0%      $7,539     35.0%
 State taxes,
   net of
   federal
   benefit               1,628      3.7%       1,080      4.3%         790      3.7%
 Other - net               691      1.5%          56       .2%         171       .8%
 Consolidated
   effective tax       $18,050     40.2%      $9,925     39.5%      $8,500     39.5%

 At the end of 1996, $29,000,000 of unused state operating loss carryovers existed which may be used to offset future state taxable income in various amounts through the year 2010. Because separate state tax returns are filed, the company is not able to offset consolidated income with the subsidiaries' losses. Under the provisions of SFAS No. 109, the benefits of state tax losses are recognized as a deferred tax asset, subject to appropriate valuation allowances. At December 31, 1996, the company has unused alternative minimum tax credit carryforwards of approximately $1,627,000 which can be used to offset future regular tax liabilities.

     DEFERRED INCOME TAXES
 Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities. The tax effects of major temporary differences that give rise to the deferred tax assets and liabilities at December 31, are as follows:
 ($ thousands)
                                                   1996         1995
 Deferred tax assets:
  Allowances on accounts receivable            $  1,027      $ 1,062
  Accrued compensated absences                    1,636        1,478
  Stock appreciation rights plans                 2,883        2,053
  Pensions                                          856          857
  Postretirement benefits                         6,235        5,800
  Postemployment benefits                           371          364
  Reserves                                        2,130          866
  State net operating loss carryforward           2,724        3,783
  Alternative minimum tax credit carryforward     1,627        8,838
  Other                                             180           27
  Gross deferred tax assets                      19,669       25,128
   Less: valuation allowance                   (  1,632)     ( 1,672)
  Net deferred tax assets                        18,037       23,456
 Deferred tax liabilities:
  Property, plant and equipment                ( 44,049)    ( 41,478)
  Deferred expenses                            (  2,301)    (  1,825)
  Total gross deferred tax liabilities         ( 46,350)    ( 43,303)
 Net deferred tax liability                    ($28,313)    ($19,847)

 The total deferred tax liabilities (assets) as presented in the accompanying balance sheets are as follows:
 ($ thousands)                                    1996          1995
 Net long-term deferred tax liabilities         $35,538      $ 24,646
 Gross current deferred tax assets              ( 8,857)      ( 6,471)
 Valuation allowance on deferred tax assets       1,632         1,672
 Net current deferred tax assets                ( 7,225)      ( 4,799)
 Net deferred tax liability                     $28,313      $ 19,847

 A valuation allowance has been recognized for a subsidiary's state tax loss carryforward as cumulative losses create uncertainty about the realization of the tax benefits in future years.

 11 - STOCK OPTIONS AND APPRECIATION RIGHTS

 The company has adopted two Executive Stock Option Plans. The 1994 plan, which was amended effective December 19,1996, subject to shareholder approval, provides for the granting of either qualified incentive stock options (ISO) or non-qualified options. Under the 1994 plan, options to purchase 300,000 shares of common stock may be issued to key employees and directors of the company. Options must be granted at an option price which is not less than fair market value at the time of the grant. Qualified options can be exercised no later than ten years from the date of the grant (twenty years from date of grant for non-qualified options).

 The 1985 plan is a non-qualified stock option plan under which options to purchase 168,597 common shares have been issued to key executive employees of the company or subsidiaries. The plan provides for the granting of options at a price which is not less than market value at the time of the grant. Options can be exercised no sooner than six months or no later than twenty years from the date of the grant.

 Effective January 1, 1996, the company has adopted Statement of Financial Accounting Standards (SFAS) No.123, "Accounting for Stock-Based Compensation". As permitted under SFAS No.123, the company will continue to measure compensation cost for stock option plans using the "intrinsic value based method" prescribed under APB No.25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock option plans. If compensation cost had been determined consistent with the provision of SFAS No.123, which prescribes the "fair value based method" on the grant date, the results on the company's net earnings and earnings per share would not have been materially different from amounts reported in 1996 and 1995.

 The following table summarizes information relating to the company's stock option plans:
 (IN DOLLARS OR NUMBER OF SHARES)
                                 1996                  1995                  1994

                                   Weighted               Weighted                Weighted
                                   Average                Average                 Average
                                   Exercise               Exercise                Exercise
                      Shares       Price     Shares       Price     Shares        Price
 Options outstand-
  iny at beginning
  of year             220,000      $21.55    117,333      $23.86     99,000       $23.86
 Granted               42,267       28.60    102,667       18.91     18,333        23.87
 Options outstanding
  at end of year      262,267       22.69    220,000       21.55    117,333        23.86
 Options exercisable
  at end of year      220,000       21.55    117,333       23.86     99,000        23.86

 Option price range
  at end of year      $18.37-35.78           $18.37-27.27           $20.45-27.27

       All shares and per share data have been adjusted for the 1996 four-for-three stock split and the 1995 10% stock dividend.

 Two stock appreciation rights plans are maintained by the company. The 1988 Stock Appreciation Rights Plan gives certain officers and key employees the right to receive cash equal to the sum of the appreciation in value of the stock and the value of reinvested hypothetical cash dividends which would have been paid on the stock covered by the grant. The 1988 Management Incentive Plan gives certain management employees the right to receive similar cash payments. The stock appreciation rights granted under the plans may be exercised in whole or in part and are paid in installments and will vest at such times as specified in the grant. In all instances, the rights lapse if not exercised within 20 years of the grant date. Compensation expense is recorded with respect to the rights, based upon quoted market value of the shares and the exercise provisions. The provision (credit) for incentive compensation plans based upon the company's stock price, principally stock appreciation rights, was $4,902,000 in 1996, $775,000 in 1995, and ($933,000) in 1994.

 The following table summarizes the activity relating to the company's stock appreciation plan:
 (IN DOLLARS OR NUMBER OF SHARES)              1996         1995        1994
 Rights outstanding at beginning of year     414,579      426,803     439,023
 Granted                                           -            -      11,000
 Exercised                                  (204,846)     (12,224)    (23,220)
 Terminated                                 (  2,933)           -           -
 Rights outstanding at end
   of year                                   206,800      414,579     426,803
 Rights exercisable at end
   of year                                   206,800      407,733     407,733

 Price range of outstanding                  $8.52-       $7.50-      $7.50-
   stock appreciation rights                  20.37        20.37       20.37

 ALL SHARES AND PER SHARE DATA HAVE BEEN ADJUSTED FOR THE 1996 FOUR-FOR-THREE STOCK SPLIT AND THE 1995 10% STOCK DIVIDEND.

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

 13 - CONTINGENCIES, LITIGATION, & COMMITMENTS

 In 1986, the Wisconsin Department of Natural Resources ("DNR") determined that a landfill, for which the company may be a potentially responsible party, was nominated by the DNR for inclusion by the Environmental Protection Agency ("EPA") on the National Priorities List ("NPL"). The EPA has not placed the landfill on the NPL nor has any other action been taken by the DNR or the EPA. The company has contributed its allocated portion of the cost of remediation of a second landfill pursuant to a cost sharing agreement and remediation work at the site is now complete.

 Based on information now available to the company, the company believes that any additional costs associated with these landfills will not have a material adverse effect on the company's operations, liquidity or consolidated financial condition.

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

 Through the year 2006, the company is to pay a municipality a minimum annual usage fee of approximately $150,000 paid on a quarterly basis, to discharge industrial waste into the municipality's wastewater treatment facility. The aggregate amount of such required future minimum payments at December 31, 1996 was $1,405,000. In addition, the company is to pay monthly contingent usage fees to the municipality based on the amount of industrial waste discharged. Minimum and contingent usage fees incurred totaled $653,000, $666,000 and $630,000 in 1996, 1995, and 1994, respectively.

 QUARTERLY INFORMATION (UNAUDITED)
 ($ THOUSANDS EXCEPT SHARE        First      Second     Third     Fourth
 DATA)                             QTR.       QTR.       QTR.      QTR.      ANNUAL
 1996
 Net sales                       $76,176    $79,193    $81,761   $77,360    $314,490
 Gross profit                     18,162     22,526     22,997    20,320      84,005
 Net income                        4,682      7,619      8,279     6,319      26,899
 Net income per share                .44        .73        .79       .60        2.56

 1995
 Net sales                       $72,578    $74,672    $79,423   $78,897    $305,570
 Gross profit                     13,199     11,634     14,779    16,881      56,493
 Net income                        3,405      2,886      3,792     5,102      15,185
 Net income per share                .32        .27        .36       .49        1.44

 1994
 Net sales                       $61,995    $64,784    $67,811   $72,117    $266,707
 Gross profit                     10,989     12,612     11,604    14,000      49,205
 Income before cumulative
   effect of a change
   in accounting principle         2,520      2,879      3,059     4,583      13,041
 Cumulative effect of a change
   in accounting principle
   (net of income taxes)          (  750)         -          -         -      (  750)
 Net income                        1,770      2,879      3,059     4,583      12,291
 Income per share:
   Before cumulative effect
     of a change in accounting
     principle                       .24        .27        .29       .44        1.24
   Cumulative effect of a
     change in accounting
     principle (net of income
     taxes)                        ( .08)         -          -         -       ( .08)
 Net income per share                .16        .27        .29       .44        1.16

     ALL APPLICABLE INFORMATION HAS BEEN RESTATED FOR THE 1996 FOUR-FOR-THREE STOCK SPLIT
     AND THE 1995 10% STOCK DIVIDEND.

 MARKET PRICES FOR COMMON SHARES (UNAUDITED)
 The Company's common shares are traded on The Nasdaq Stock Market under the symbol, MOSI. Price ranges and dividends paid per share were as follows:
 (In dollars)

                1996                   1995                    1994
            Prices     Divi-       Prices      Divi-       Prices      Divi-
 Qtr.   High     Low   Dends    High    Low    Dends   High     Low    Dends
 1st   $24.56  $18.56  $.08   $19.94  $16.37  $.0675  $24.55  $19.94  $.062
 2nd    27.75   23.06   .08    19.77   15.94   .0675   21.98   19.26   .062
 3rd    29.00   26.00   .08    19.03   16.13   .0675   22.33   19.77   .062
 4th    36.00   27.25   .08    20.06   17.44   .0675   21.31   16.88   .062

 Prices reflect high and low closing price quotations on the Nasdaq Stock Market and do not reflect mark-ups, mark-downs or commissions and may not represent actual transactions. All applicable amounts have been restated for the 1996 four-for-three stock split and the 1995 10% stock dividend.


 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.

                               PART III


 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 Information relating to directors of the company is incorporated into this Form 10-K by this reference to the material set forth in the table under the caption "Election of Directors", pages 3 and 4, in the company's proxy statement dated March 17, 1997 (the "1997 Proxy Statement"). Information relating to executive officers of the company is set forth in Part I, pages 7 and 8.


 ITEM 11. EXECUTIVE COMPENSATION.

 Information relating to director compensation is incorporated into this Form 10-K by this reference to the material set forth under the subcaption "Director Compensation", page 5, in the 1997 Proxy Statement. Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to (1) the material set forth under the caption "Executive Officer Compensation", pages 7 through the material ending immediately before the subcaption "Committees' Report on Executive Compensation Policies", page 11, and (2) the material set forth under the subcaption "Compensation Committee Interlocks and Insider Participation", page 15, in the 1997 Proxy Statement.


 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 Information relating to security ownership of certain beneficial owners is incorporated into this Form 10-K by this reference to the material set forth under the caption "Beneficial Ownership of Common Stock", pages 5 and 6, in the 1997 Proxy Statement.


 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 None.

                                PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
     (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES. Filed as part of this report and required by Item 14(d), are set forth on pages 24 to 42 and 49 herein.

     (b)  REPORTS ON FORM 8-K.
          No reports on Form 8-K were filed by the company during the fourth quarter of fiscal 1996.

     (c)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

     The following exhibits are filed with the Securities and Exchange Commission as part of this report. Exhibits incorporated by reference indicated by footnote reference to incorporated filing.

                                                          INCORPORATED
                                                             EXHIBIT<dagger>
     EXHIBIT 3 - ARTICLES OF INCORPORATION AND BYLAWS

     (a)  Restated Articles of
          Incorporation, as last
          amended April 26, 1995 ..............................3(i)(1)

     (b)  Restated Bylaws, as last
          amended April 16, 1992 ..............................3(b)(2)

     EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF
                 SECURITY HOLDERS

     (a)  Preferred Share Rights Agreement
          dated as of July 1, 1996 ...............................1(3)

     (b)  Restated Articles of Incorporation
          and Restated Bylaws (see Exhibit 3(a) and (b))

     EXHIBIT 10 - MATERIAL CONTRACTS

     *(a) Deferred Compensation Plan for Directors
          as amended October 17, 1996 ........................10(a)(4)

     *(b) 1985 Executive Stock Option
          Plan dated June 27, 1985 ...........................10(b)(4)

     *(c) Mosinee Paper Corporation 1988 Stock
          Appreciation Rights Plan, as amended 4/18/91 .......10(c)(5)

     *(d) 1996 and 1997 Incentive Compensation
          Plan for Corporate Executive Officers

     *(e) Supplemental Retirement Benefit
          Plan dated October 17, 1991 ..........................10(e)5

     *(f) Supplemental Retirement Benefit Agreement
          dated November 15, 1991 ............................10(f)(5)
     *(g) 1994 Executive Stock Option Plan

     *(h) Mosinee Supplemental Retirement Plan ...............10(h)(6)

     EXHIBIT 21 - SUBSIDIARIES OF REGISTRANT ....................22(7)

     EXHIBIT 27 - FINANCIAL DATA SCHEDULE

     * Denotes Executive Compensation Plans and Arrangements.

          <dagger>Where exhibit has been previously filed and is incorporated herein by reference, exhibit numbers set forth herein correspond to the exhibit number where such exhibit can be found in the following reports of the registrant (Commission File No. 0-1732) filed with the Securities and Exchange Commission:

          (1) Registrant's quarterly report on Form 10-Q for the period ended June 30, 1996

          (2) Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1992

          (3)  Form 8-A filed on July 2, 1996

          (4) Registrant's quarterly report on Form 10-Q for the period ended September 30, 1996

          (5) Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995

          (6) Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1993

          (7) Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1992

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

                                    MOSINEE PAPER CORPORATION



 Date March 21, 1997                GARY P. PETERSON
                                    Gary P. Peterson
                                    Senior Vice-President,
                                    Finance, Secretary and
                                    Treasurer
                                    (Principal Financial Officer)

 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 SAN W. ORR, JR.                   RICHARD L. RADT
 San W. Orr, Jr.                   Richard L. Radt
 Chairman of the Board             Vice Chairman of the Board
 March 21, 1997                    March 21, 1997


 DANIEL R. OLVEY                   HARRY R. BAKER
 Daniel R. Olvey                   Harry R. Baker
 President and CEO                 Director
 (Principal Executive Officer)     March 21, 1997
 March 21, 1997


 RICHARD G. JACOBUS                WALTER ALEXANDER
 Richard G. Jacobus                Walter Alexander
 Director                          Director
 March 21, 1997                    March 21, 1997

 Schedule II - Valuation and Qualifying Accounts
     ($ thousands)
                                                 Allowance
                                                 for          Allowance for
                                                 Doubtful     Sales Returns
                                    Total        Accounts     and Discounts
 Balances at December 31, 1993     $ 1,579       $   353      $ 1,226

   Charges to cost and expense       4,945           901        4,044
   Deductions                       (4,371)         ( 10)      (4,361)

 Balances at December 31, 1994     $ 2,153       $ 1,244      $   909

   Charges to cost and expense       5,591           401        5,190
   Deductions                       (4,931)         (195)      (4,736)

 Balances at December 31, 1995     $ 2,813       $ 1,450      $ 1,363

   Charges to cost and expense       6,418           272        6,146
   Deductions                       (6,335)          ( 3)      (6,332)

 Balances at December 31, 1996     $ 2,896       $ 1,719      $ 1,177

                          EXHIBIT INDEX<dagger>
                                TO
                             FORM 10-K
                                OF
                     MOSINEE PAPER CORPORATION
              FOR THE PERIOD ENDED DECEMBER 31, 1996
           Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. <section>232.102(d))



 EXHIBIT 10 - MATERIAL CONTRACTS*

 (d) 1996 and 1997 Incentive Compensation Plan for Corporate Executive
     Officers.

 (g) 1994 Executive Stock Option Plan, as amended effective December 19,
     1996.

     *Exhibit represents executive compensation plan or arrangement.


 EXHIBIT 27 - FINANCIAL DATA SCHEDULE


     <dagger>Exhibits required by Item 601 of Regulation S-K which have been previously filed and are incorporated by reference are set forth in Part IV, Item 14(c) of the Form 10-K to which this Exhibit Index relates.