Form 10-Q
period 1997-03-31
MOSINEE PAPER CORP
filed 1997-05-09
CIK 68412

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1997

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


 The number of common shares outstanding at March 31, 1997 was 10,134,681.

                     MOSINEE PAPER CORPORATION

                             FORM 10-Q

                   QUARTER ENDED MARCH 31, 1997


                                                          PAGE NO.

 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Three Months Ended
               March 31, 1997 (unaudited) and
               March 31, 1996 (unaudited)                       1

               Condensed Consolidated Balance
               Sheets, March 31, 1997 (unaudited)
               and December 31, 1996 (derived from
               audited financial statements)                    2

               Condensed Consolidated Statements
               of Cash Flows, Three Months
               Ended March 31, 1997 (unaudited)
               and March 31, 1996 (unaudited)                   3

               Notes to Condensed Consolidated
               Financial Statements                             4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                        5

 PART II. OTHER INFORMATION

     Item 3.   Defaults in Senior Securities                    7

     Item 5.   Other Information                                7

     Item 6.   Exhibits and Reports on Form 8-K                 8

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

            MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                                               Three Months Ended
                                                    March 31,
 ($ thousands except share data -
   unaudited)                                   1997               1996
 Net sales                                   $78,217            $76,176
 Cost of sales                                57,022             58,014

 Gross profit                                 21,195             18,162

 Operating expenses:
   Selling                                     3,024              2,534
   Administrative                              4,412              6,624
      Total operating expenses                 7,436              9,158

 Income from operations                       13,759              9,004
 Other income (expense):
    Interest expense                        (    875)            (1,301)
    Other                                        116                109
 Income before income taxes                   13,000              7,812
 Provision for income taxes                    5,150              3,130

 Net income                                   $7,850             $4,682

 Net income per share                         $ 0.77             $ 0.44

 Weighted average common
   shares outstanding                     10,149,359         10,483,014

            MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
 ($ thousands)                                    March 31,    December 31,
                                                    1997*          1996*
 ASSETS

   Cash and cash equivalents                      $    541       $  3,150
   Receivables                                      24,581         23,407
   Inventories                                      46,302         41,254
   Deferred income taxes                             7,225          7,225
   Other                                               594            311
      Total current assets                          79,243         75,347

 Property, plant and equipment                     376,215        370,085
   Less: accumulated depreciation                  174,475        170,610
 Net depreciated value                             201,740        199,475
 Other assets                                       10,465         10,207

 TOTAL ASSETS                                     $291,448       $285,029

 LIABILITIES

   Accounts payable                               $ 17,336       $ 18,262
   Accrued and other liabilities                    23,160         27,316
   Accrued income taxes                              3,732          2,420
      Total current liabilities                     44,228         47,998

 Long-term debt                                     58,066         48,332
 Deferred income taxes                              38,585         35,538
 Postretirement benefits                            16,350         16,125
 Other noncurrent liabilities                       12,109         11,884
      Total liabilities                            169,338        159,887

 Commitments and contingencies                        ---            ---
 Preferred stock of subsidiary                       1,255          1,255

 STOCKHOLDERS' EQUITY

 Preferred stock - $1 par value, authorized
           -  1,000,000 shares, none issued
 Common stock - no par value, authorized
      30,000,000 shares, 15,244,273 shares issued   58,678         58,678
 Retained earnings                                  91,636         83,763
      Subtotals                                    150,314        142,441
 Treasury stock at cost                            (29,459)       (18,544)
      Total stockholders' equity                   120,855        123,897

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $291,448       $285,029

 *The consolidated balance sheet at March 31, 1997 is unaudited. The December 31, 1996 consolidated balance sheet is derived from audited financial statements.

            MOSINEE PAPER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW
                                                     Three Months Ended
                                                         March 31,
 ($ thousands - unaudited)                           1997          1996
 Cash flows from operating activities:
   Net income                                       $7,850       $4,682
   Provision for depreciation, depletion
     and amortization                                4,413        4,237
   Provision for losses on accounts receivable          53           90
   Gain on property, plant and equipment
     disposals                                    (    117)     (   117)
  Deferred income taxes                              3,047        1,710
  Changes in operating assets and liabilities:
     Accounts receivable                          (  1,227)     (   362)
     Inventories                                  (  5,048)     ( 1,940)
     Other assets                                 (  1,032)     (   855)
     Accounts payable and other liabilities       (  3,682)     ( 2,746)
     Accrued income taxes                            1,312        1,203
 Net cash provided by operating activities           5,569        5,902

 Cash flows from investing activities:
   Capital expenditures                           (  6,307)     ( 6,317)
   Proceeds from property, plant and
     equipment disposals                               122          126
 Net cash used in investing activities            (  6,185)     ( 6,191)

 Cash flows from financing activities:
   Borrowings (payments) under credit agreements     9,734      ( 1,196)
   Dividends paid                                 (    812)     (   708)
   Payments for purchase of company stock         ( 10,915)           0
   Net cash used in financing activities          (  1,993)     ( 1,904)

 Net decrease in cash and cash equivalents        (  2,609)     ( 2,193)
 Cash and cash equivalents at beginning of year      3,150        2,416
 Cash and cash equivalents at end of period        $   541      $   223

 Supplemental Cash Flow Information:
   Interest paid - net of amount capitalized       $   817      $ 1,510
   Income taxes paid                                   791          217

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

 2.  Inventories consist of the following:
     ($ thousands)                       March 31,    December 31,
                                           1997           1996
     Raw material                        $18,070         $18,154
     Finished goods and work in process   25,342          20,764
     Supplies                              9,434           8,944
          Subtotal                        52,846          47,862
     Less:  LIFO reserve                   6,544           6,608
     Net inventories                     $46,302         $41,254

 3. Earnings per share of common stock is based on the weighted average number of common shares outstanding and gives effect to applicable preferred stock dividends. Sorg Paper Company preferred stock dividends in arrears for the three months ended March 31, 1997 and 1996 were $17,196.

 4. Net income includes expenses, or credits for incentive compensation plans based upon the company's stock price. The company calculates this liability using the average price of Mosinee Paper's stock at the close of each fiscal quarter as if all earned incentive compensation plans had been exercised on that day. For the three months ended March 31, 1997, these plans resulted in an after-tax income of $188,000, or $0.02 per share, compared to the first quarter of 1996 which produced an after-tax expense of $1,284,000, or $0.12 per share.

 5. Prior year per share data has been restated for the four-for-three stock split on May 15, 1996.

 6. Refer to notes to the financial statements which appear in the 1996 annual report for the company's accounting policies which are pertinent to these statements.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS*
                  (All $ amounts are in thousands, except per share amounts)

 RESULTS OF OPERATIONS

 The first quarter net sales of $78,217 increased $2 million, or 3%, over the $76,176 reported in the first quarter last year. This sales increase was due to large volume increases for both specialty papers and the towel and tissue products. These increased volumes added $5.3 million to sales and a better product mix, resulting from longer backlogs, added $1.6 million to sales. These increases were offset by a $4.9 million reduction in sales due to price decreases at all locations. These price decreases principally resulted from passing along lower raw material costs to customers and competitive price reductions mainly in the towel and tissue market.

 Cost of sales for the first three months of the year of $57,022 decreased 2% from the $58,014 reported for the first quarter last year. Cost of sales as a percent of net sales was at 73% for the first quarter 1997, down from the 76% reported for the first quarter last year. Lower raw material costs for pulp and wastepaper were principally responsible for the reduction in cost of sales.

 Gross profit, reflecting the above, increased 17% to $21,195 for the first quarter from the $18,162 reported for the same period last year. Gross profit, as a percent of sales for the first quarter this year, increased to 27% compared to 24% for the first quarter last year.

 Operating expenses for the first quarter of $7,436 decreased 19% from the $9,158 reported at this time last year. Selling expenses increased 19% over the prior year due to an increased sales force at the Bay West operations, while administrative expenses, excluding the effect of income or expense for incentive compensation programs based on the market price of the company's stock, rose $239, or 5% over last year, mainly due to general inflationary increases in administrative expenses. A rise in stock prices last year increased the liability for incentive compensation programs resulting in an expense of $2,139. Lower stock prices at the end of the first quarter this year reflected income of $312 for the incentive compensation programs.

 Reflecting the above, income from operations for the first quarter of $13,759 increased $4,755, or 53% from the year earlier level of $9,004.

 Interest expense of $875, decreased $426 from the year earlier amount of $1,301 due to a $24.5 million reduction in the average principal balance outstanding of long-term debt and only a slight increase in interest rates that were in effect when comparing the first quarter of 1997 to the first quarter of 1996. Other income and expense included $116 and $103 of gain on land sales for the first quarter of 1997 and 1996, respectively.

 Accordingly, income before taxes reached $13,000 for the first quarter this year compared to $7,812 during the same period last year, a 66% increase. The provisions for income taxes of $5,150 and $3,130, for the first quarters of 1997 and 1996 respectively, are based on an effective income tax rate of approximately 40%.
[FN]
 * This discussion and analysis contains forward-looking statements. See "Cautionary Statement" set forth in Item 5.

 Reflecting the above, net income for the first quarter 1997 of $7,850, or $0.77 per share, increased from the $4,682, or $0.44 per share reported for the same period last year.

 LIQUIDITY AND CAPITAL RESOURCES

 Cash provided by operating activities for the first quarter this year of $5,569 decreased slightly from the $5,902 provided during the first three months of 1996. The increase in net income was offset by the build up of inventories when comparing the two periods. Cash used in investing activities included $6,307 of capital expenditures for the first quarter 1997 ($6,317 for the same period last year) and was partially offset by cash received of $122 from timberland sales ($126 last year). The primary capital spending during the quarter was $4,000 for towel and tissue equipment at the Bay West Paper operation. This new equipment adds capacity to keep pace with the sales volume increases at Bay West.

 Cash utilized in financing activities consisted of needed credit agreement borrowings totalling $9,734 to support payments for the purchase of company stock of $10,915 and payment of cash dividends to shareholders of $812. Cash provided from operations less amounts utilized in financing and investing activities reduced cash by $2,609 from the year-end level of $3,150 to the March 31, 1997 balance of $541.

 As of March 31, 1997, the company maintained a credit agreement with one bank acting as agent and certain financial institutions as lenders to issue up to $65,000 of unsecured borrowing less the amount of commercial paper outstanding. This agreement was amended and restated on April 9, 1997. The restated agreement, which expires April 9, 2002, allows for unsecured borrowings of $90,000. The company also maintains a loan agreement with another bank for $20,000, making the current total amount available for borrowing of $110,000. This additional borrowing capacity provided funds for the company to acquire the business and assets of B & J Supply, Inc. on April 1, 1997 (see Item 5, page 7) and to continue to purchase company stock in various open market transactions as previously approved by the Board of Directors. As of March 31, 1997 the company had issued and outstanding $23,066 of commercial paper and had other borrowings under the agreements of $35,000 for a total debt of $58,066. This leaves approximately $52,000 currently available to supplement cash provided from operations for uses in the business which, at the present time, the company believes to be adequate for the operation of the business and planned capital expenditures.

 Long-term debt as a percent of total capitalization increased to 32.5% from the prior year-end level of 28.1%, but declined 10.0% from the 42.5% reported at the end of the first quarter last year. Working capital of $35,015 increased $7,666 from the end of 1996 reflecting a significant increase in inventories and a decrease in accrued liabilities. The current ratio, reflecting this increase, improved to 1.79:1 at the end of the first quarter from the year end level of 1.57:1.

                    PART II - OTHER INFORMATION

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 The Sorg Paper Company, a subsidiary of the registrant, omitted the payment of its quarterly cash dividends of $1.37 per share, payable April 1, 1996 to shareholders of record, on its 5-1/2% cumulative preferred stock, par value $100. The number of 5-1/2% cumulative preferred shares outstanding is 12,552 and the amount of dividends in arrears is $603,873.

 ITEM 5.  OTHER INFORMATION

 ACQUISITION OF B & J SUPPLY

 On April 1, 1997, the company acquired the business and assets of B & J Supply, Inc. of Appleton, Wisconsin, a converter and nationwide supplier of school papers, with a net asset purchase of $6.2 million and payment of B & J Supply's existing debt of $2 million.

 STOCK SPLIT

 On April 17, 1997, the company announced a three-for-two stock split payable May 15, 1997 to shareholders of record as of May 1, 1997. The company also declared a cash dividend of $0.07 per share payable May 15, 1997 on all shares post-stock split basis to shareholders of record as of May 1, 1997.

 CAUTIONARY STATEMENT

 This quarterly report includes certain of management's expectations and other forward-looking information regarding the company. While the company believes that these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statement Regarding Forward-looking Information" in the company's Form 10-K for the year ended December 31, 1996 and, from time to time, in the company's other filings with the Securities and Exchange Commission.

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

                                                     INCORPORATED
                                                        EXHIBIT<dagger>
     EXHIBIT 3 - ARTICLES OF INCORPORATION AND BYLAWS

     (i)  Restated Articles of Incorporation,
          as last amended April 26, 1995 .................3(i)(1)

     (ii) Restated Bylaws, as last amended
          April 16, 1992 .................................3(b)(2)

     EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF
                SECURITY HOLDERS

     (a)  Preferred Share Rights Agreement dated
          as of July 1, 1996 ................................1(3)

     (b)  Restated Articles of Incorporation and
          Restated Bylaws (see Exhibit 3(a) and (b))

     EXHIBIT 10 - MATERIAL CONTRACTS

     *(a) Deferred Compensation Plan for Directors
          as amended October 17, 1996 ...................10(a)(4)

     *(b) 1985 Executive Stock Option
          Plan dated June 27, 1985 ......................10(b)(4)

     *(c) Mosinee Paper Corporation 1988 Stock
          Appreciation Rights Plan, as amended 4/18/91 ..10(c)(5)

     *(d) 1996 and 1997 Incentive Compensation
          Plan for Corporate Executive Officers .........10(d)(6)

     *(e) Supplemental Retirement Benefit
          Plan dated October 17, 1991 ...................10(e)(5)

     *(f) Supplemental Retirement Benefit Agreement
          dated November 15, 1991 .......................10(f)(5)

     *(g) 1994 Executive Stock Option Plan ..............10(g)(6)

     *(h) Mosinee Supplemental Retirement Plan ..........10(h)(7)

     EXHIBIT 21 - SUBSIDIARIES OF REGISTRANT ...............22(8)

     EXHIBIT 27 - FINANCIAL DATA SCHEDULE

     * Denotes Executive Compensation Plans and Arrangements.

          <dagger>Where exhibit has been previously filed and is
          incorporated herein by reference, exhibit numbers set forth herein correspond to the exhibit number where such exhibit can be found in the following reports of the registrant (Commission File No. 0-1732) filed with the Securities and Exchange Commission:

          (1) Registrant's quarterly report on Form 10-Q for the period ended June 30, 1996
          (2) Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1992
          (3)  Form 8-A filed on July 2, 1996
          (4) Registrant's quarterly report on Form 10-Q for the period ended September 30, 1996
          (5) Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995
          (6) Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1996

          (7) Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1993
          (8) Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1992

     (b)  Reports on Form 8-K:

          None

                            SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MOSINEE PAPER CORPORATION



 May 8, 1997                      GARY P. PETERSON
                                  Gary P. Peterson
                                  Senior Vice President-Finance,
                                  Secretary and Treasurer

                                  (On behalf of the Registrant and as
                                  Principal Financial Officer)

                          EXHIBIT INDEX<dagger>
                                TO
                             FORM 10-Q
                                OF
                     MOSINEE PAPER CORPORATION
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
           Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. <section>232.102(d))



 EXHIBIT 27 - FINANCIAL DATA SCHEDULE




      <dagger>Exhibits required by Item 601 of Regulation S-K which have been previously filed and are incorporated by reference are set forth in Part IV, Item 14(c) of the Form 10-Q to which this Exhibit Index relates.