Form 10-Q
period 1997-06-30
MOSINEE PAPER CORP
filed 1997-08-12
CIK 68412

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1997


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


 The number of common shares outstanding at June 30, 1997 was 15,201,715.

                     MOSINEE PAPER CORPORATION

                             FORM 10-Q

                    QUARTER ENDED JUNE 30, 1997

                                                         PAGE NO.

 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Three Months and Six Months
               Ended June 30, 1997 (unaudited) and
               June 30, 1996 (unaudited)                        1

               Condensed Consolidated Balance
               Sheets, June 30, 1997 (unaudited)
               and December 31, 1996 (derived from
               audited financial statements)                    2

               Condensed Consolidated Statements
               of Cash Flows, Six Months
               Ended June 30, 1997 (unaudited)
               and June 30, 1996 (unaudited)                    3

               Notes to Condensed Consolidated
               Financial Statements                             4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                        5

 PART II. OTHER INFORMATION

     Item 3.   Defaults in Senior Securities                    7

     Item 4.   Submission of Matters to a                       8
               Vote of Security Holders

     Item 5.   Other Information                                8

     Item 6.   Exhibits and Reports on Form 8-K                10

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                    MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                Three Months Ended        Six Months Ended
                                    June 30,                  June 30,
 ($ thousands, except           1997          1996       1997          1996
  share data - unaudited)
 Net sales                    $85,294       $79,193    $163,511     $155,369
 Cost of sales                 63,447        56,667     120,469      114,681
 Gross profit on sales         21,847        22,526      43,042       40,688

 Operating expenses:
   Selling                      3,168         2,813       6,192        5,347
   Administrative               4,143         5,701       8,555       12,325
 Total operating expenses       7,311         8,514      14,747       17,672

 Income from operations        14,536        14,012      28,295       23,016
 Other income (expense):
   Interest expense            (1,051)       (1,155)     (1,926)      (2,456)
   Other                           21        (   38)        137           71
 Income before income taxes    13,506        12,819      26,506       20,631
 Provision for income taxes     5,200         5,200      10,350        8,330

 Net income                    $8,306        $7,619     $16,156      $12,301

 Net income per share           $0.55         $0.48       $1.06        $0.78

 Weighted average common
   shares outstanding      15,201,866    15,724,596  15,221,154   15,724,596

 See accompanying notes to consolidated financial statements.

                   MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
 ($ thousands *  )                                 June 30,   December 31,
                                                     1997         1996
 ASSETS
 Cash and cash equivalents                        $  2,676     $  3,150
 Receivables                                        28,820       23,407
 Inventories                                        49,039       41,254
 Deferred income taxes                               7,225        7,225
 Other                                                 572          311
      Total current assets                          88,332       75,347

 Property, plant and equipment                     388,484      370,085
   Less: accumulated depreciation                  178,717      170,610
 Net depreciated value                             209,767      199,475
 Other assets                                       10,905       10,207

 TOTAL ASSETS                                     $309,004     $285,029

 LIABILITIES
 Accounts payable                                 $ 18,787     $ 18,262
 Accrued and other liabilities                      22,941       27,316
 Accrued income taxes                                2,211        2,420
     Total current liabilities                      43,939       47,998

 Long-term debt                                     68,839       48,332
 Deferred income taxes                              37,635       35,538
 Postretirement benefits                            16,614       16,125
 Other noncurrent liabilities                       12,637       11,884
      Total liabilities                            179,664      159,877

 Commitments and contingencies                         ---          ---
 Preferred stock of subsidiary                       1,255        1,255

 STOCKHOLDERS' EQUITY
 Preferred stock - $1 par value, authorized
           -  1,000,000 shares, none issued
 Common stock - no par value, authorized
      30,000,000 shares, 15,201,715 shares issued   58,678       58,678
 Retained earnings                                  98,878       83,763
      Subtotals                                    157,556      142,441
 Treasury stock at cost                            (29,471)     (18,544)
      Total stockholders' equity                   128,085      123,897

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $309,004     $285,029

 *The consolidated balance sheet at June 30, 1997 is unaudited.  The
 December 31, 1996 consolidated balance sheet is derived from audited financial statements.

                 MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                                                  Six Months Ended
                                                      June 30,
 ($ thousands - unaudited)                        1997        1996
 Cash flows from operating activities:
   Net income                                  $ 16,156    $ 12,301
   Provision for depreciation, depletion
     and amortization                             9,241       8,566
   Recognition of deferred revenue             (     20)   (     20)
   Provision for losses on accounts
     receivable                                      75         180
   Gain on property, plant and equipment
     disposals                                 (    129)   (     72)
  Deferred income taxes                           2,097       5,250
  Changes in operating assets and
   liabilities:
     Accounts receivable                       (  2,786)   (  1,663)
     Inventories                               (  5,016)   (  3,922)
     Other assets                              (  1,945)   (  1,793)
     Accounts payable and other liabilities    (  2,641)      1,592
     Accrued income taxes                      (    209)         71
 Net cash provided by operating activities       14,823      20,490

 Cash flows from investing activities:
   Capital expenditures                        ( 14,876)   ( 10,719)
   Acquisition of B & J Supply                 (  6,235)        ---
   Proceeds from property, plant and
     equipment disposals                            139          96
 Net cash used in investing activities         ( 20,972)   ( 10,623)

 Cash flows from financing activities:
  Borrowings (payments) under credit
   agreements                                    18,478    (  8,939)
  Dividends paid                               (  1,876)   (  1,546)
  Payments for purchase of company stock       ( 10,927)   (     20)
  Net cash provided by (used in) financing
   activities                                     5,675    ( 10,505)

 Net decrease in cash and cash equivalents     (    474)   (    638)
 Cash and cash equivalents at beginning of
   year                                           3,150       2,416
 Cash and cash equivalents at end of period    $  2,676    $  1,778

 Supplemental Cash Flow Information:
   Interest paid - net of amount capitalized   $  1,877    $  2,681
   Income taxes paid                              8,462       3,009

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

 2.  Inventories consist of the following:
     ($ thousands)                        JUNE 30,    December 31,
                                           1997           1996
     Raw material                         $19,583       $18,154
     Finished goods and work in process    26,542        20,764
     Supplies                               9,529         8,944
          Subtotal                         55,654        47,862
     Less:  LIFO reserve                    6,615         6,608
     Net inventories                      $49,039       $41,254

 3. Earnings per share of common stock is based on the weighted average number of common shares outstanding and gives effect to applicable preferred stock dividends. Sorg Paper Company preferred stock dividends in arrears for the six months ended June 30, 1997 and 1996 were $34,518.

 4. Net income includes expenses, or credits for incentive compensation plans based upon the company's stock price. The company calculates this liability using the average price of Mosinee Paper's stock at the close of each fiscal quarter as if all earned incentive compensation plans had been exercised on that day. For the three months ended June 30, 1997, these plans resulted in an after-tax expense of $382,000, or $0.03 per share, compared to the second quarter of 1996 which produced an after-tax expense of $679,000, or $0.04 per share. For the six months ended June 30, 1997, these plans resulted in an after-tax expense of $189,000 or $0.01 per share, compared to an after-tax expense of $1,957,000 or $0.12 per share for the same period of 1996.

 5. Prior year per share data has been restated for a 3 for 2 stock split paid on May 15, 1997.

 6. Refer to notes to the financial statements which appear in the 1996 annual report for the company's accounting policies which are pertinent to these statements.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS*
               (All $ amounts are in thousands, except per share amounts)

 RESULTS OF OPERATIONS

 Strong sales and continued strong operating margins produced record quarterly earnings of $0.55 per share. This represents the thirteenth consecutive quarter where earnings improved over the prior year's respective quarter. Record quarterly sales of $85,294 increased 8% over the $79,193 reported last year. This increase in sales was due to an additional $5 million generated by B & J Supply, which was acquired by the company on April 1, 1997, and volume increases of $7 million which were offset by over $6 million in selling price reductions. Sales for the specialty paper operations of the company for the second quarter, excluding B & J Supply, increased almost $2 million from the amount reported for the same period last year due to volume increases of nearly $5 million offset by $3 million due to lower selling prices. Sales for towel and tissue products declined $1 million for the quarter, with $2 million of increased volume offset by $3 million in price reductions. For the first half of 1997, sales of $163,511 increased 5% over the $155,369 reported for the same period last year. This increase was attributed principally to the $5 million in sales generated by B & J Supply and $12 million in volume increases at both the specialty papers operations and the towel and tissue operations offset by $10 million in price reductions.

 Cost of sales for the second quarter of $63,447 increased 12% from the $56,667 reported for the second quarter of 1996. As a percent of net sales, cost of sales increased to 74% from the year earlier level of 72% . The operations of B & J Supply accounted for half of this increase due to lower profit margins. The other half of the increase is due to selling price reductions at the company's other locations. For the six months year-to- date, cost of sales of $120,469 increased 5% over the $114,681 reported for the same period last year. This increase was attributable to the factors discussed previously.

 Gross profit, reflecting the above, decreased 3% to $21,847 for the second quarter from the $22,526 reported for the same period last year. Gross profit as a percent of sales for the quarter decreased to 26% from the 28% for the second quarter last year. On a year-to-date basis, gross profit of $43,042 increased 6% from the $40,688 reported last year. The gross profit margin for 1997 is 26%, the same as last year's level.

[FN]
 * This discussion and analysis contains forward-looking statements. See "Cautionary Statement" set forth in Item 5.

 Operating expenses for the second quarter of $7,311 decreased $1,203, or 14%, from the $8,514 reported for the second quarter last year. Selling expenses increased 13% over the prior year, while administrative expenses, excluding the effect of expense for incentive compensation programs based on the market price of the company's stock, declined $1,036, or 23% over last year. For the second quarter of 1997, a rise in stock prices increased the expense for incentive compensation programs resulting in an expense of $621 compared to the second quarter of 1996 when higher stock prices for the company's stock increased the liability $1,143. For the six months year-to-date, incentive compensation based on the company's stock price resulted in an expense of $310 compared to an expense of

 $3,282 last year. For both the quarter and six month period this year, general inflationary increases in operating expenses, along with increases in basic employee compensation and retirement expense, were offset by a reduction in costs for bonus programs and general cost reduction programs in other areas.

 Reflecting the above, income from operations for the second quarter of $14,536 increased $524, or 4% from the year earlier level of $14,012. Year-to-date income from operations of $28,295 increased 23% over the $23,016 reported for the same period last year. Excluding the effects of the incentive compensation programs based on the company's stock price, income from operations for the second quarter 1997 would have been $15,157, or about the same as the year earlier level of $15,155. Year-to-date levels would have been $28,605 and $26,298 for 1997 and 1996, respectively.

 Interest expense decreased 9% for the quarter and 22% year-to-date reflecting the decrease in the average principal balance of outstanding long-term debt while interest rates remained about the same when comparing the second quarter and year-to-date of 1997 to the same periods of 1996. Other income and expense of $137 and $71 for the first six months of 1997 and 1996, respectively, is primarily due to gains on disposals of assets.

 Accordingly, income before taxes reached $13,506 for the second quarter of 1997 compared to $12,819 for the same period in 1996, an increase of 5%. Pretax income for six months of 1997 was $26,506, or 28% over the $20,631 reported last year. The provisions for income taxes of $5,200 for the second quarters of 1997 and 1996 and year-to-date provisions of $10,350 and $8,330, respectively, are based on an effective income tax rates of approximately 39% for 1997 and 40% for 1996.

 Reflecting the above, net income for the second quarter 1997 of $8,306, or $0.55 per share, improved from the $7,619, or $0.48 per share reported for the same period last year. For the six months, net income increased 31% from the $12,301, or $0.78 per share reported last year, to $16,156, or $1.06 for 1997.


 LIQUIDITY AND CAPITAL RESOURCES

 Cash provided by operating activities for the first six months of 1997 of $14,823 decreased 28% from the $20,490 provided during the first six months of 1996, with improved income from operations being offset by lower tax deferrals, inventory build-ups and an increase in accrued liabilities. Cash used in investing activities included $14,876 of capital expenditures and $6,235 for the acquisition of B & J Supply. This was partially offset by cash received of $139 from the disposal of capital assets. The primary capital spending during this period was $5,739 for towel and tissue equipment at the Bay West Paper converting operation. This new equipment added capacity to keep pace with the sales volume increases at Bay West.

 Cash provided by or utilized in financing activities consisted of borrowings under credit agreements of $18,478 for the six months of 1997 and payments on credit agreements were made totaling $8,939 for the same period of 1996. Cash dividends were paid to shareholders of $1,876 and $1,546 for the six months of 1997 and 1996, respectively. Payments totaling $10,927 were made in 1997 to purchase company stock. Cash provided by operations and financing activities less amounts utilized in investing activities reduced cash by $474 from the year-end level of $3,150.

 As of March 31, 1997, the company maintained a credit agreement with one bank acting as agent and certain financial institutions as lenders to issue up to $65,000 of unsecured borrowing less the amount of commercial paper outstanding. This agreement was amended and restated on April 9, 1997. The restated agreement, which expires April 9, 2002, allows for unsecured borrowings of $90,000. The company also maintains a loan agreement with another bank for $20,000, making the current total amount available for borrowing of $110,000. This additional borrowing capacity provided funds for the company to acquire the business and assets of B & J Supply on April 1, 1997. As of June 30, 1997, total debt of $68,839 consisted of $26,839 in commercial paper and $42,000 under the loan agreements. This leaves approximately $41,000 currently available to supplement cash provided from operations for uses in the business which, at the present time, the company believes to be adequate for the operation of the business and planned capital expenditures.

 Long-term debt as a percent of total capitalization increased to 35.0% from the prior year-end level of 28.1%. Working capital of $44,393 increased $17,044 from the end of 1996 reflecting a significant increase in accounts receivable due to the increased sales volume and increased inventories due to the stocking of low cost pulp and waste paper. The current ratio, reflecting this increase, improved to 2.0:1 at June 30, 1997 from the year end level of 1.6:1.

                    PART II - OTHER INFORMATION

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
 The Sorg Paper Company, a subsidiary of the registrant, omitted the payment of its quarterly cash dividends of $1.38 per share, payable
 July 1, 1997 to shareholders of record, on its 5-1/2% cumulative preferred stock, par value $100. The number of 5-1/2% cumulative preferred shares outstanding is 12,552 and the amount of dividends in arrears is $621,194.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The annual meeting of shareholders of the Company was held on April 17, 1997.

 The matters voted upon, including the number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

      Matter                                 Shares
                                                                           Broker
                                   For      Withheld   Against   Abstain   Non-Vote

 1.  Election of
     Directors

     (a) Daniel R. Olvey         8,535,428   35,269       -         -          -
     (b) Richard G. Jacobus      8,526,147   44,550       -         -          -

 2.  Approve amendments to the
     1994 Stock Option Plan      8,128,082     -      292,334    112,212    38,069

 3.  Approval of appointment
     independent auditors for
     year ending December 31,
     1997                        8,529,020     -       17,039    24,638       -

 ITEM 5.  OTHER INFORMATION:

 ACQUISITION OF B & J SUPPLY
 On April 1, 1997, the company acquired the business and assets of B & J Supply, Inc. of Appleton, Wisconsin, a converter and nationwide supplier of school papers, with a net asset purchase of $6.2 million and payment of B & J Supply's existing debt of $2 million.

 THREE-FOR-TWO STOCK SPLIT
 On April 17, 1997, the company announced a three-for-two stock split payable May 15, 1997 to shareholders of record as of May 1, 1997. The company also declared a cash dividend of $0.07 per share payable May 15, 1997 on all post-stock split shares to shareholders of record as of May 1, 1997.

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

                                                             INCORPORATED
                                                               EXHIBIT<dagger>
     EXHIBIT 3 - ARTICLES OF INCORPORATION AND BYLAWS

     (i)  Restated Articles of Incorporation,
          as last amended April 26, 1995 ...................... 3(i)(1)

     (ii) Restated Bylaws, as last amended
          April 16, 1992 ...................................... 3(b)(2)

     EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF
                 SECURITY HOLDERS

     (a)  Preferred Share Rights Agreement dated
          as of July 1, 1996 ..................................    1(3)

     (b)  Restated Articles of Incorporation and
          Restated Bylaws (see Exhibit 3(a) and (b))

     EXHIBIT 10 - MATERIAL CONTRACTS

     *(a) Deferred Compensation Plan for Directors
          as amended October 17, 1996 ........................ 10(a)(4)

     *(b) 1985 Executive Stock Option
          Plan dated June 27, 1985 ........................... 10(b)(4)

     *(c) Mosinee Paper Corporation 1988 Stock
          Appreciation Rights Plan, as amended 4/18/91 ....... 10(c)(5)

     *(d) 1996 and 1997 Incentive Compensation
          Plan for Corporate Executive Officers .............. 10(d)(6)

     *(e) Supplemental Retirement Benefit
          Plan dated October 17, 1991 ........................ 10(e)(5)

     *(f) Supplemental Retirement Benefit Agreement
          dated November 15, 1991 ............................ 10(f)(5)

     *(g) 1994 Executive Stock Option Plan ................... 10(g)(6)
     *(h) Mosinee Supplemental Retirement Plan ............... 10(h)(7)

     EXHIBIT 21 - SUBSIDIARIES OF REGISTRANT .................    22(8)

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



                                    MOSINEE PAPER CORPORATION



 August 11, 1997                    GARY P. PETERSON
                                    Gary P. Peterson
                                    Senior Vice President-Finance,
                                      Secretary and Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)

                           EXHIBIT INDEX
                                TO
                             FORM 10-Q
                                OF
                     MOSINEE PAPER CORPORATION
                FOR THE PERIOD ENDED JUNE 30, 1997
           Pursuant to Section 102(d) of Regulation S-T
                    (17 C.F.R. <section>232.102(d))