Form 10-Q
period 1997-09-30
MOSINEE PAPER CORP
filed 1997-11-06
CIK 68412

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1997

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


 The number of common shares outstanding at September 30, 1997 was 15,201,721.

                     MOSINEE PAPER CORPORATION

                             FORM 10-Q

                 QUARTER ENDED SEPTEMBER 30, 1997
                                                              PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Three Months and Nine Months
               Ended September 30, 1997 (unaudited) and
               September 30, 1996 (unaudited)                       1

               Condensed Consolidated Balance
               Sheets, September 30, 1997 (unaudited)
               and December 31, 1996 (derived from
               audited financial statements)                        2

               Condensed Consolidated Statements
               of Cash Flows, Nine Months
               Ended September 30, 1997 (unaudited)
               and September 30, 1996 (unaudited)                   3

               Notes to Condensed Consolidated
               Financial Statements                                 4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                            5

 PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings                                    8

     Item 5.   Other Information                                    8

     Item 6.   Exhibits and Reports on Form 8-K                     8

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

            MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                                   Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
 ($ thousands, except              1997          1996        1997         1996
  share data - unaudited)
 Net sales                      $89,782       $81,761    $253,293     $237,130
 Cost of sales                   67,073        58,764     187,542      173,445
 Gross profit on sales           22,709        22,997      65,751       63,685

 Operating expenses:
   Selling                        3,052         3,140       9,244        8,487
   Administrative                 7,711         4,974      16,266       17,299
 Total operating expenses        10,763         8,114      25,510       25,786

 Income from operations          11,946        14,883      40,241       37,899
 Other income (expense):
   Interest expense              (  989)       (1,056)     (2,915)      (3,512)
   Other                            182            72         319          143
 Income before income taxes      11,139        13,899      37,645       34,530
 Provision for income taxes       4,175         5,620      14,525       13,950

 Net income                      $6,964        $8,279     $23,120      $20,580


 Net income per share             $0.46         $0.53       $1.52        $1.31

 Weighted average common
   shares outstanding        15,201,721    15,724,596  15,214,603   15,724,596

                  MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
 ($ thousands *  )                               September 30,       December 31,
                                                     1997               1996
 ASSETS
   Cash and cash equivalents                       $    350          $  3,150
   Receivables, net                                  31,457            23,407
   Inventories                                       47,236            41,254
   Deferred income taxes                              8,275             7,225
   Other                                                312               311
      Total current assets                           87,630            75,347

 Property, plant and equipment                      398,983           370,085
   Less: accumulated depreciation                   182,859           170,610
 Net depreciated value                              216,124           199,475
 Other assets                                        13,021            10,207

 TOTAL ASSETS                                      $316,775          $285,029

 LIABILITIES
   Accounts payable                                $ 19,926          $ 18,262
   Accrued and other liabilities                     25,988            27,316
   Accrued income taxes                               1,569             2,420
      Total current liabilities                      47,483            47,998

 Long-term debt                                      64,864            48,332
 Deferred income taxes                               38,685            35,538
 Postretirement benefits                             16,906            16,125
 Other noncurrent liabilities                        13,596            11,884
      Total liabilities                             181,534           159,877

 Commitments and contingencies                          ---               ---
 Preferred stock of subsidiary                        1,255             1,255

 STOCKHOLDERS' EQUITY
 Preferred stock - $1 par value, authorized
           -  1,000,000 shares, none issued
 Common stock - no par value, authorized
      30,000,000 shares                              58,678            58,678
 Retained earnings                                  104,779            83,763
      Subtotals                                     163,457           142,441
 Treasury stock at cost                             (29,471)          (18,544)
      Total stockholders' equity                    133,986           123,897

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $316,775          $285,029

 *The consolidated balance sheet at September 30, 1997 is unaudited. The December 31, 1996 consolidated balance sheet is derived from audited financial statements.

            MOSINEE PAPER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        Nine Months Ended
                                                          September 30,
 ($ thousands - unaudited)                             1997          1996
 Cash flows from operating activities:
   Net income                                      $ 23,120      $ 20,580
   Provision for depreciation, depletion
     and amortization                                14,177        13,014
   Recognition of deferred revenue                 (     30)     (     30)
   Provision for losses on accounts receivable           24           224
   Gain on property, plant and equipment
     disposals                                     (    296)     (    136)
  Deferred income taxes                               2,097         7,350
  Changes in operating assets and liabilities:
     Receivables                                   (  5,372)     (    510)
     Inventories                                   (  3,213)     (  5,410)
     Other assets                                  (  4,497)     (  2,621)
     Accounts payable and other liabilities           2,361         4,015
     Accrued income taxes                          (    851)          839
 Net cash provided by operating activities           27,520        37,315

 Cash flows from investing activities:
   Capital expenditures                            ( 25,170)     ( 16,564)
   Acquisition of B & J Supply                     (  6,235)
   Proceeds from property, plant and
     equipment disposals                                450           311
 Net cash used in investing activities             ( 30,955)     ( 16,253)

 Cash flows from financing activities:
  Borrowings (payments) under credit agreements      14,503      ( 19,058)
  Dividends paid                                   (  2,941)     (  2,385)
  Payments for purchase of company stock           ( 10,927)     (     20)
  Net cash provided by (used in) financing
    activities                                          635      ( 21,463)

 Net decrease in cash and cash equivalents         (  2,800)     (    401)
 Cash and cash equivalents at beginning of year       3,150         2,416
 Cash and cash equivalents at end of period        $    350      $  2,015

 Supplemental Cash Flow Information:
   Interest paid - net of amount capitalized       $  2,867      $  3,784
   Income taxes paid                                 13,279         5,762

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

 2.  Inventories consist of the following:
     ($ thousands)                         Sept. 30,         Dec. 31,
                                             1997             1996
     Raw material                          $19,991           $18,154
     Finished goods and work in process     24,637            20,764
     Supplies                                9,873             8,944
          Subtotal                          54,501            47,862
     Less:  LIFO reserve                     7,265             6,608
     Net inventories                       $47,236           $41,254

 3. Earnings per share of common stock is based on the weighted average number of common shares outstanding and gives effect to applicable preferred stock dividends. Sorg Paper Company preferred stock dividends in arrears for the nine months ended September 30, 1997 and 1996 were $51,840.

 4. Net income includes expenses for incentive compensation plans based upon the company's stock price. The company calculates this liability using the average price of Mosinee Paper's stock at the close of each fiscal quarter as if all earned incentive compensation plans had been exercised on that day. For the three months ended September 30, 1997, these plans resulted in an after-tax expense of $2,416,000 or $0.16 per share, compared to the third quarter of 1996 which produced an after-tax expense of $183,000 or $0.01 per share. For the year-to-date in 1997 these plans resulted in an after-tax expense of $2,564,000 or $0.17 per share, compared to an after-tax expense of $2,139,000 or $0.14 per share for the same period of 1996.

 5. Prior year per share data has been restated for a 3 for 2 stock split on May 15, 1997.

 6. Certain legal proceedings are described under Part II, Item 1 of this report.

 7. Refer to notes to the financial statements which appear in the 1996 annual report for the company's accounting policies which are pertinent to these statements.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (All $ amounts are in thousands, except per share amounts)

 On August 25, 1997, the company announced a proposed merger with Wausau Paper Mills Company. This report does not reflect any effect of the proposed merger with Wausau Paper Mills Company.

 RESULTS OF OPERATIONS

 Quarterly and year-to-date sales increases produced record earnings before stock incentive program charges. For the third quarter, sales of $89,782 increased 10% over the $81,761 reported for the third quarter last year. This sales increase resulted from $9 million in volume increases offset by $7 million in price decreases. Sales for the quarter of B & J Supply, acquired April 1, 1997, accounted for the remaining $6 million increase. Product sales mix had little effect on the change in sales. Year-to-date sales of $253,293 increased 7% over the $237,130 reported for the same nine month period last year. This increase followed the same trends as the quarterly sales increase. Volume increases of $20 million were offset by $14 million of price decreases, with the difference in the total sales increase being the additional sales from B & J Supply. The volume increases and pricing decreases were shared equally between the specialty paper sales and the towel and tissue sales.

 Cost of sales for the third quarter of $67,073 increased 14% over the $58,764 reported for the third quarter of 1996. As a percent of net sales, cost of sales increased to 75% from the year earlier level of 72% primarily due to increased costs for pulp and wastepaper. For the nine months year-to-date, cost of sales of $187,542 increased 8% over the $173,445 reported for the same period last year. As a percent of net sales, cost of sales increased 1% to the current level of 74%. This is mainly due to raw material costs rising faster than sales price relief.

 Gross profit, reflecting the above, decreased 1% to $22,709 for the third quarter from the $22,997 reported for the same period last year. Gross profit as a percent of sales for the quarter decreased to 25% compared to the 28% for the third quarter last year. On a year-to-date basis, gross profit of $65,751 increased 3% over the $63,685 reported last year. The gross profit margin for 1997 is 26%, down from last year's level of 27%. This reduction in margins is due principally to higher raw material costs offset by a continued emphasis on cost reduction programs and higher operating efficiencies.

 Operating expenses for the third quarter of $10,763 increased 33%, over the $8,114 reported for the third quarter last year. Selling expenses decreased 3% from the third quarter last year, while administrative expenses, excluding the effect of expense for incentive compensation programs based on the market price of the company's stock, declined $821, or 18% from the same period last year. For the third quarter this year and last year, a rise in stock prices increased the liability for incentive compensation programs resulting in an expense of $3,865 in 1997 compared to $307 in 1996. For the nine months year-to-date, incentive compensation based on the company's stock price is an expense of $4,174 for 1997 compared to an expense of $3,588 last year. For both the quarter and nine month period this year, general inflationary increases in operating expenses, along with increases in basic employee compensation and retirement expense were offset by a reduction in costs for bonus programs and company contributions to 401-K plans, as well as, general cost reduction programs in other areas.

 Reflecting the above, income from operations for the third quarter of $11,946 decreased $2,937, or 20% from the year earlier level of $14,883. Year-to-date income from operations of $40,241 increased 6% over the $37,899 reported for the same period last year. Excluding the effects of the incentive compensation based on the company's stock price, income from operations for the third quarter 1997 would have been $15,811, or 4% over the year earlier level of $15,190, and year-to-date levels would have been $44,415 for 1997 and $41,487 for 1996.

 Interest expense decreased 6% for the quarter and 17% year-to-date reflecting the decrease in the average principal balance of outstanding long-term debt for the nine months of 1997 compared to the same period of 1996. See "Liquidity and Capital Resources" below with respect to current level indebtedness. Interest rates in effect remained relatively the same when comparing the third quarter and year-to-date of 1997 to the same periods of 1996. Other income and expense of $319 and $143 for the first nine months of 1997 and 1996, respectively, is primarily due to gains on disposals of assets.

 As a result, income before taxes reached $11,139 for the third quarter of 1997 compared to $13,899 during the same period in 1996, a decrease of 20%. Pretax income for nine months of 1997 was $37,645, or 9% over the $34,530 reported last year. The provisions for income taxes of $4,175 and $5,620, for the third quarters of 1997 and 1996 and year-to-date provisions of $14,525 and $13,950, respectively, are based on an effective income tax rate of approximately 38.5% for 1997 and 40.4% for 1996.

 Reflecting the above, net income for the third quarter 1997 of $6,964, or $0.46 per share, declined from the $8,279, or $0.53 per share reported for the same period last year. For the nine months, net income increased 12% from the $20,580, or $1.31 per share reported last year, to $23,120, or $1.52 for 1997.

 LIQUIDITY AND CAPITAL RESOURCES

 Cash provided by operating activities for the first nine months of 1997 of $27,520 decreased nearly $10 million from the $37,315 provided during the first nine months of 1996, with improved net income from operating activities being offset by lower tax deferrals and an increase in accounts receivable from the increased sales volume. Cash used in investing activities included $25,170 of capital expenditures and $6,235 for the acquisition of B & J Supply. These capital expenditures were partially offset by $450 of proceeds from the disposal of capital assets. The primary capital spending during this period was $8,109 for towel and tissue equipment at the Bay West Paper converting operation for added capacity to keep pace with Bay West's sales volume increases.

 Cash provided by or utilized in financing activities consisted of borrowings under credit agreements of $14,503 for the nine months of 1997, compared to payments on credit agreements last year of $19,058. Cash dividends were paid to shareholders of $2,941 and $2,385 for the nine months of 1997 and 1996, respectively. The company also utilized $10,927 of cash to buy back its own stock in 1997. Cash provided from operations and financing activities less amounts utilized in investing activities reduced cash by $2,800 from the year-end level of $3,150.

 As of March 31, 1997, the company maintained a credit agreement with one bank acting as agent and certain financial institutions as lenders to issue up to $65,000 of unsecured borrowing less the amount of commercial paper outstanding. This agreement was amended and restated on April 9, 1997, and expires on April 9, 2002, allowing for unsecured borrowings of $90,000. The company also maintains a loan agreement with another bank for $20,000, making the current total amount available for borrowing of $110,000. As of September 30, 1997, the company had issued and outstanding $24,264 of commercial paper and had other borrowings under the agreements of $40,600 for a total debt of $64,864. This leaves approximately $45,000 currently available to supplement cash provided from operations for use in the business which, at the present time, the company believes to be adequate for the operation of the business and planned capital expenditures.

 Long-term debt as a percent of total capitalization increased to 32.6% from the prior year-end level of 28.1%. Working capital of $40,147 increased $12,798 from the end of 1996 reflecting a significant increase in accounts receivable due to the increased sales volume and increased inventories due to various operating needs. The current ratio, reflecting this increase, improved to 1.85:1 at September 30, 1997 from the year end level of 1.57:1.


                    PART II - OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS:

 On November 3, 1997, the Ohio Environmental Protection Agency issued a draft permit which includes limitations on photoreactive compound emissions at the Company's Bay West facility. The Company believes that the proposed limitations are too restrictive and will seek to modify the limitations in further permit discussions to be held with the Ohio Environmental Protection Agency.

 On May 13, 1997, the State of Florida filed a civil complaint in the Northern District of Florida against ten manufacturers of commercial sanitary paper products, including the company's wholly-owned subsidiary, Bay West Paper Corporation, alleging a conspiracy to fix prices starting at least as early as 1993. In addition, on May 13, 1997, a private class action suit was filed in the Northern District of Florida against the same defendants, also alleging a conspiracy to fix prices. Related class action suits have been filed in federal district courts in at least four states and in the state courts of California and Tennessee. The defendants have filed a motion in the California and Tennessee state court proceedings to remove the cases to federal court. The defendants in the private class action suits have filed a motion to transfer and consolidate the suits with the multidistrict litigation panel. The company intends to vigorously defend these suits. While the company does not believe, based on the information now available, that these suits will have a material adverse effect on the operations, liquidity or consolidated financial condition of the company, these suits are only recently filed and there can be no assurance as to the effect of their outcome on the company.

ITEM 5.  OTHER INFORMATION:

 ACQUISITION OF B & J SUPPLY
 On April 1, 1997, the company acquired the business and assets of B & J Supply, Inc. of Appleton, Wisconsin, a converter and nationwide supplier of school papers, with a net asset purchase of $6.2 million and payment of B & J Supply's existing debt of $2 million.

 MOSINEE PAPER CORPORATION - WAUSAU PAPERS MILLS COMPANY MERGER
 On August 24, 1997, the Company, Wausau Paper Mills Company ("Wausau"), and WPM Holdings, Inc., a wholly-owned subsidiary of Wausau ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Merger Sub will be merged with and into the company (the "Merger") with the company being the surviving corporation. Under the terms of the Merger Agreement, which was unanimously approved by the Boards of Directors of the company and Wausau, each outstanding share of company common stock will be converted into the right to receive 1.4 shares of Wausau common stock, with cash paid in lieu of fractional shares. The Merger, which is subject to approval by the shareholders of both the company and Wausau, regulatory approval and other customary conditions, will be accounted for as a pooling of interests and is expected to close by the end of calendar 1997.

 Wausau operates paper mills in Wisconsin, New Hampshire and Maine and is a leading producer of a wide range of virgin and recycled printing and writing papers, two-thirds of which are colored papers, including Astrobrights<reg-trade-mark>, a 25-year old national brand. These premium printing and writing papers serve four major categories: text and cover, index and bristol, imaging, and offset. More than 80% of Wausau's writing and printing paper is sold in sheet form to paper distributors, the remaining 20% is sold to converters that serve the greeting card and announcement industry. In addition, Wausau is one of the nation's largest manufacturers of supercalendered backing papers for pressure-sensitive labeling applications.

 The company also manufactures specialty papers for a broad range of food and medical and industrial applications, including protective barrier papers for pet food, microwave popcorn and lightweight paper for sterilized medical packaging. Wausau had revenues of $570 million and net income of $48.9 million for its fiscal year ended August 31, 1997.

 CAUTIONARY STATEMENT
 This quarterly report contains certain of management's expectations and other forward-looking information regarding the company. While the company believes that these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statements

 Regarding Forward-looking Information" in the company's Form 10-K for the year ended December 31, 1996 and, from time to time, in the company's other filings with the Securities and Exchange Commission.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

 (a)  Exhibits required by Item 601 of Regulation S-K

 The following exhibits are filed with the Securities and Exchange Commission as part of this report.

                                                              INCORPORATED
                                                             EXHIBIT<dagger>
     2.1     Agreement and Plan of Merger dated August 24,
             1997 among Registrant, Wausau Paper Mills
             Company, and WPM Holdings, Inc. ...................  99.1(1)

     3.1     Restated Articles of Incorporation, as last
             amended April 26, 1995 ............................  3(i)(2)

     3.2     Restated Bylaws, as last amended April 16, 1992....  3(b)(3)

     3.3     Preferred Share Rights Agreement
             dated July 1, 1996 ................................     l(4)

     3.4     Amendment No. 1 to Rights Agreement dated
             August 24, 1997 ...................................  99.2(1)

     3.5     Restated Articles of Incorporation
             and Restated Bylaws (see Exhibit 3.1 and 3.2)

     10.1* Deferred Compensation Plan for Directors, as amended August 24, 1997

     10.2*   1985 Executive Stock Option
             Plan, as amended August 24, 1997

     10.3*   Mosinee Paper Corporation 1988 Stock
             Appreciation Rights Plan, as amended 4/18/91 ...... 10(c)(6)

     10.4*   1996 and 1997 Incentive Compensation
             Plan for Corporate Executive Officers ............. 10(d)(7)

     10.5*   Supplemental Retirement Benefit
             Plan dated October 17, 1991,
             as amended August 24, 1997

     10.6*   Supplemental Retirement Benefit Agreement
             dated November 15, 1991 ..........................  10(f)(6)

     10.7*   1994 Executive Stock Option Plan,
             as amended August 24, 1997

     10.8*   Mosinee Supplemental Retirement Plan,
             as amended August 24, 1997

     10.9*   Daniel R. Olvey Change of Control
             Employment Agreement dated August 24, 1997

     10.10*  Gary P. Peterson Change of Control
             Employment Agreement dated August 24, 1997

     10.11*  Stuart R. Carlson Change of Control
             Employment Agreement dated August 24, 1997

     10.12*  Dennis M. Urbanek Change of Control
             Employment Agreement dated August 24, 1997

     10.13*  David L. Canavera Change of Control
             Employment Agreement dated August 24, 1997

     10.14*  Change of Control Severance Policy
             dated August 24, 1997

             * Denotes Executive Compensation Plans and Arrangements

     21.1 -  Subsidiaries of Registrant ......................      22(3)

     27.1 -  Financial data schedule

      Where exhibit has been previously filed and is incorporated herein by reference, exhibit numbers set forth herein correspond to the exhibit number where such exhibit can be found in the following reports of the registrant (Commission File No. 0-1732) filed with the Securities and Exchange Commission:

      (1)    Current Report on Form 8-K dated August 24, 1997
      (2)    Quarterly report on Form 10-Q for the period ended June 30, 1996
      (3)    Annual Report on Form 10-K for the fiscal year ended December 31,
             1992
      (4)    Form 8-A dated July 2, 1996
      (5)    Quarterly report on Form 10-Q for the period ended September 30,
             1996
      (6)    Annual Report on Form 10-K for the fiscal year ended December 31,
             1995
      (7)    Annual Report on Form 10-K for the fiscal year ended December 31,
             1996
      (8)    Annual Report on Form 10-K for the fiscal year ended December 31,
             1993


 (b) Reports on Form 8-K:

           The company filed a Form 8-K dated August 24, 1997 with respect to the proposed merger with Wausau Paper Mills Company described under
     Item 5.

                            SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MOSINEE PAPER CORPORATION



 November 6, 1997                 GARY P. PETERSON
                                  Gary P. Peterson
                                  Senior Vice President-Finance,
                                  Secretary and Treasurer

                                  (On behalf of the Registrant and as
                                  Principal Financial Officer)

                          EXHIBIT INDEX<dagger>
                                TO
                             FORM 10-Q
                                OF
                     MOSINEE PAPER CORPORATION
              FOR THE PERIOD ENDED SEPTEMBER 30, 1997
           Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. <section>232.102(d))

 EXHIBIT 10 - MATERIAL CONTRACTS*

     10.1* Deferred Compensation Plan for Directors as amended August 24, 1997

     10.2*  1985 Executive Stock Option
            Plan as amended August 24, 1997

     10.5*  Supplemental Retirement Benefit
            Plan dated October 17, 1991,
            as amended August 24, 1997

     10.7*  1994 Executive Stock Option Plan,
            as amended August 24, 1997

     10.8*  Mosinee Supplemental Retirement Plan
            as amended August 24, 1997

     10.9*  Daniel R. Olvey Change of Control
            Employment Agreement dated August 24, 1997

     10.10* Gary P. Peterson Change of Control
            Employment Agreement dated August 24, 1997

     10.11* Stuart R. Carlson Change of Control
            Employment Agreement dated August 24, 1997

     10.12* Dennis M. Urbanek Change of Control
            Employment Agreement dated August 24, 1997

     10.13* David L. Canavera Change of Control
            Employment Agreement dated August 24, 1997

     10.14* Change of Control Severance Policy dated August 24, 1997

     *All exhibits represent executive compensation plans and arrangements.

 EXHIBIT 27 - FINANCIAL DATA SCHEDULE

     <dagger>Exhibits required by Item 601 of Regulation S-K which have been previously filed and are incorporated by reference are set forth in Part IV, Item 14(c) of the Form 10-Q to which this Exhibit Index relates.
                                  -13-